Form 10-Q
period 1996-03-31
TOASTMASTER INC
filed 1996-05-14
CIK 818268

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________TO_______________
COMMISSION FILE NUMBER:  001-11007


                        TOASTMASTER INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            MISSOURI                         43-1204566
(STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER ID NO.)
INCORPORATION OR ORGANIZATION)

                      L801 N. STADIUM BLVD.
                    COLUMBIA, MISSOURI  65202
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  TELEPHONE NUMBER (573)445-8666

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

AS OF APRIL 30, 1996, THERE WERE 7,538,250 SHARES OF THE
REGISTRANT'S COMMON STOCK OUTSTANDING.

                         TOASTMASTER INC.
                              INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF OPERATIONS -
               QUARTERS ENDED MARCH 31, 1996 AND 1995           3

             CONSOLIDATED BALANCE SHEETS -
               MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995    4

             CONSOLIDATED STATEMENTS OF CASH FLOWS -
               THREE MONTHS ENDED MARCH 31, 1996 AND 1995       5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION7-9


PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  9


SIGNATURE                                                      10

                 PART I.  FINANCIAL INFORMATION


                 ITEM 1.  FINANCIAL STATEMENTS
                        TOASTMASTER INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              QUARTER ENDED MARCH 31
                                                  1996         1995
Net Sales                                       $26,739        $30,827
Cost of Sales                                    23,380         26,631
Gross Profit                                      3,359          4,196

Selling, General and Admin. Expenses              4,984          4,690
Operating Loss                                  (1,625)          (494)

Other Expense - Interest                            980          1,065
Loss Before Income Taxes                        (2,605)        (1,559)

Income Tax Benefit                                (951)          (468)
Net Loss                                       $(1,654)       $(1,091)

Net Loss Per Common and Common
Equivalent Shares Outstanding                   $(0.22)        $(0.14)

Weighted Average Common and Common
Equivalent Shares Outstanding                     7,538          7,586


                         TOASTMASTER INC.
                   CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)
                                         3/31/96    12/31/95       3/31/95
ASSETS
Cash                                  $      121    $     42       $    53
Accounts Receivable,
  less allowances                         30,514      64,504        38,895
Inventories
Finished Goods                            32,217      30,692        28,607
Raw Matl.,WIP                             11,944      10,286        13,146
LIFO/Inventory Valuation Reserve          (1,884)     (1,973)       (1,878)
Total Inventory                           42,277      39,005        39,875
Deferred Income Tax                          824         824           409
Prepaid Expenses                           2,355         588         2,177
Total Current Asset                       76,091     104,963        81,409

Property, Plant and Equipment
Land                                         921         921           851
Buildings                                  9,048       9,048         9,038
Less:  Accumulated Depreciation           (4,540)     (4,419)       (4,056)
Machinery & Equipment                     40,380      39,887        37,594
Less:  Accumulated Depreciation          (26,433)    (25,661)      (23,067)
Net Property, Plant & Equipment           19,376      19,776        20,360

Goodwill, net of accumulated
  amortization                             3,463       3,491         3,575
Other Assets                               1,747       1,765         1,925
                                        $100,677    $129,995      $107,269

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Current Installments of
  Long-Term Debt                       $   2,181  $    2,176     $   2,147
Accounts Payable                           7,229       5,943         9,024
Accrued Expenses                          13,061      15,887        13,801
Income Taxes Payable                           0       1,341             0
Total Current Liabilities                 22,471      25,347        24,972

Long Term Debt, Excluding
   Current Installments                   33,561      58,190        37,798
Deferred Income Taxes                      1,036       1,036         1,010
Total Liabilities                         57,068      84,573        63,780

Stockholders' Equity:

Common Stock, $.10 par value                 760         760           760
Additional Paid-in Capital                25,340      25,340        25,340
Minimum Pension Liability Adjustment        (267)       (267)         (281)
Retained Earnings                         18,080      19,886        17,915
Equity Adj from Foreign
   Currency Translation                       16)         (9)          (33)
                                          43,897      45,710        43,701
Treasury Stock                              (288)       (288)         (212)
Total Stockholders' Equity                43,609      45,422        43,489
                                        $100,677    $129,995      $107,269


                         TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                                                  QUARTER ENDED MARCH 31
                                                      1996       1995
Cash flows from operating activities:
Net loss                                          $  (1,654) $  (1,091)

Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
Depreciation and amortization                          1,105      1,126
Gain on sale of fixed assets                               0      (260)
Accounts receivable                                   33,990     25,551
Inventories                                          (3,272)    (2,876)
Prepaid expenses & other current assets                (871)    (1,559)
Other assets                                            (28)        (8)
Accounts payable                                       1,286        585
Accrued liabilities                                  (2,826)    (1,367)
Income taxes payable                                 (2,237)      (864)
Deferred income taxes                                      0          0
                                                      27,147     20,328
Net cash flows provided by
   operating activities                               25,493     19,237

Cash flows provided (used) by
   investing activities:
Additions to property, plant and equipment             (631)      (554)
Proceeds from sale of property and plant                   0        889

Net cash flows provided (used) by
   investing activities                                (631)        335

Cash flows from financing activities:
Proceeds from revolving credit agreement              33,783     37,000
Repayments of revolving credit agreement            (57,858)   (55,674)
Dividends paid                                         (152)      (152)
Repayment of long-term debt                            (549)      (546)
Purchase of treasury stock                                 0      (194)

Net cash flows used by financing
   activities                                       (24,776)   (19,566)

Foreign currency translation adjustment                  (7)         22

Net increase in cash                                      79         28

Cash at beginning of period                               42         25

Cash at end of period                              $     121   $     53

Cash paid during the period for:
Interest                                              $1,170     $1,224

Income taxes                                          $1,319     $1,050

                         TOASTMASTER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE CONSOLIDATED FINANCIAL STATEMENTS REFLECT ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF THE FINANCIAL POSITION AND OPERATING RESULTS FOR THE INTERIM PERIODS. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1995 AND NOTES THERETO CONTAINED IN THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS INCORPORATED BY REFERENCE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS SHOWN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS FOR THE ENTIRE FISCAL YEAR ENDING DECEMBER 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995.

     The Company believes that sales of many of its products are seasonal, with higher sales occurring during the spring and early summer months for fans and during the fall and winter months for forced air and radiant heaters and humidifiers. In addition, the Company believes that significant quantities of its products are given as gifts, and therefore sell in larger volumes during the Christmas shopping season. Net sales reflect a reduction from revenues of amounts related to sales discount programs, including absorption of out-bound freight and certain allowances for advertising, the latter of which are accounted for by certain competitors as "advertising" expense. The Company views these amounts as price reductions, thereby reducing net sales and lowering gross profits as well as selling, general and administrative expense. As used in this Quarterly Report on Form 10-Q, the term "revenues" are recorded net of product returns and are before deduction of items referred to above that are used in computing net sales. During the periods discussed below, net sales averaged approximately 94% of revenues.

RESULTS OF OPERATIONS

     Net sales were $26.7 million for the quarter ended March 31, 1996, a decrease of $4.1 million or 13.3% from the $30.8 million of net sales for the quarter ended March 31, 1995. Revenues in the quarter ended March 31, 1996 for Kitchen countertop appliances were $21.6 million, a decrease of 16.2% from the comparable period of 1995. Shipments of virtually all kitchen appliances were down, the result of slow retail sales during both the fourth quarter of 1995 and the first quarter of 1996. In addition, product returns were higher than for the same period last year, as retailers attempted to reduce their inventories. Environmental products revenues for the quarter ended March 31, 1996 were $120 thousand, down from $1.0 million in the first quarter of 1995. Fan sales declined due to the Company's continuing deemphasis of that product line, as well as cool early spring weather. Time products revenues of $6.3 million for the quarter ended March 31, 1996 had a slight increase from $6.2 million for the first quarter of 1995. Sales to the five largest customers for the first quarter of 1996 represented approximately 42% of revenues. Sales to the five largest customers in the first quarter of 1995 represented approximately 47% of revenues.

     Gross profit was $3.4 million (12.6% of net sales) for the quarter ended March 31, 1996 and $4.2 million (13.6% of net sales) for the quarter ended March 31, 1995. The decrease of 1.0%, as a percentage of net sales, was primarily due to manufacturing inefficiencies caused by a reduction in production.
Higher than acceptable inventory levels caused by lower sales order demand required an adjustment to the production schedule.
The Company expects to implement selected price increases during the second quarter of 1996, but does not expect price increases to have a significant impact on the financial results for the remainder of the year.

     Selling, general and administrative expenses for the quarter ended March 31, 1996 were $5.0 million compared to $4.7 million for the same period of 1995. The increase is due primarily to a gain realized in 1995 from the sale of unused land that was not duplicated in 1996.

     The Company's wholly-owned subsidiary, Toastmaster de Mexico S.A. de C.V., generated income from operations and foreign currency improvement of $94 thousand in the first quarter of 1996, compared to a loss of $186 thousand in the first quarter of 1995. The devaluation of the Mexican peso could have a negative effect on the Company's future operating results in Mexico.

     Interest expense of $980 thousand for the quarter ended
March 31, 1996 was a decrease of $85 thousand from the first quarter of 1995. This was due primarily to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

     Net cash flows provided by operating activities for the three months ended March 31, 1996 were $25.5 million. Since December 31, 1995, accounts receivable decreased $34.0 million, inventories increased $3.3 million, and accounts payable and other liabilities decreased $3.8 million. The decrease in accounts receivable, as well as the increase in inventory, was attributable to normal seasonal patterns, and the decline in sales levels. A significant portion of the fourth quarter 1995 shipments was due for payment during the first quarter.

     Net cash flows used for additions to property, plant and equipment were $631 thousand and were primarily used to develop and produce new products, as well as to purchase new equipment. Net cash flows used by financing activities were $24.8 million for the three months ended March 31, 1996, and resulted primarily from repayments under the revolving credit agreement.

     Amounts outstanding under the revolving credit agreement at March 31, 1996 were $26.7 million and other long-term debt was $9.1 million, including the current portion of $2.2 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Annual Financial Statements contained in the Company's 1995 Annual Report to shareholders.

     The Company could borrow an additional $16.0 million under the amended revolving credit agreement at March 31, 1996.

     Principal payments on the long-term debt, including a principal amount of approximately $3.7 million due in 1997, are expected to be funded from internally generated cash flow and future borrowings. The revolving credit agreement expires in November, 1999.

PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8K

     No reports on Form 8-K were filed during the quarter ended
March 31, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                        TOASTMASTER INC.

May 10, 1996                  BY
                                   John E. Thompson
                                   Executive Vice President
                                   Chief Financial Officer

                         Signing on behalf of the registrant
                         and as principal financial officer