Form 10-Q
period 1996-06-30
TOASTMASTER INC
filed 1996-08-12
CIK 818268

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________TO_______________
COMMISSION FILE NUMBER:  001-11007


                         TOASTMASTER INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MISSOURI                          43-1204566
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER ID NO.)
INCORPORATION OR ORGANIZATION)

                      1801 N. STADIUM BLVD.
                    COLUMBIA, MISSOURI  65202
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  TELEPHONE NUMBER (573)445-8666

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X]YES [ ]NO

AS OF JULY 31, 1996, THERE WERE 7,538,250 SHARES OF THE
REGISTRANT'S COMMON STOCK OUTSTANDING.

                       PAGE 1 OF 25 PAGES
                  INDEX TO EXHIBITS ON PAGE 15

                         TOASTMASTER INC.
                              INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED STATEMENTS OF OPERATIONS -
             QUARTERS ENDED JUNE 30, 1996 AND 1995 AND      3
               SIX MONTHS ENDED JUNE 30, 1996 AND 1995

          CONSOLIDATED BALANCE SHEETS -
             JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995   4

          CONSOLIDATED STATEMENTS OF CASH FLOWS -
             SIX MONTHS ENDED JUNE 30, 1996 AND 1995        5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION           7-12


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   13

SIGNATURE                                                   14

INDEX TO EXHIBITS                                           15

EXHIBIT                                                  16-25

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                                                      TOASTMASTER INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        QUARTER ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                       1996             1995       1996            1995
Net Sales                             $32,634          $36,528    $59,374        $67,355
Cost of Sales                          28,352           31,261     51,732         57,891
   Gross Profit                         4,282            5,267      7,642          9,464

Selling, General and Admin.
     Expenses                           5,398            5,203     10,382          9,894
   Operating Income(Loss)             (1,116)               64    (2,740)          (430)

Other Expense - Interest                  926            1,003      1,907          2,069
   Loss Before Income Taxes           (2,042)            (939)    (4,647)        (2,499)

Income Tax Benefit                      (730)            (331)    (1,681)          (799)
   Net Loss                          $(1,312)           $(608)   $(2,966)       $(1,700)

Net Loss Per Common and Common
   Equivalent Shares Outstanding      $(0.17)          $(0.08)    $(0.39)        $(0.22)

Weighted Average Common and Common
   Equivalent Shares Outstanding        7,538            7,553      7,538          7,570







SEE ACCOMPANYING NOTES


                                                TOASTMASTER INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)
                                                6/30/96          12/31/95             6/30/95
ASSETS
Cash                                            $    60           $    42             $    49
Accounts Receivable,less allowances              33,494            64,504              39,109
Inventories
  Finished Goods                                 37,234            30,692              38,375
  Raw Matl.,WIP                                  10,306            10,286              11,179
  LIFO/Inventory Valuation Reserve              (1,884)           (1,973)             (1,878)
   Total Inventory                               45,656            39,005              47,676
Deferred Income Tax                                 824               824                 409
Prepaid Expenses                                  2,901               588               1,993
   Total Current Assets                          82,935           104,963              89,236


Property, Plant and Equipment
  Land                                              921               921                 896
  Buildings                                       9,074             9,048               9,038
   Less:Accumulated Depreciation                (4,661)           (4,419)             (4,177)
  Machinery & Equipment                          41,491            39,887              38,714
   Less:Accumulated Depreciation               (27,318)          (25,661)            (23,945)
    Net Property, Plant & Equipment              19,507            19,776              20,526


Goodwill, net of accumulated
   amortization                                   3,434             3,491               3,547
Other Assets                                      1,769             1,765               1,886
                                               $107,645          $129,995            $115,195


   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current Installments of Long-Term
   Debt                                          $2,186            $2,176              $2,154
  Accounts Payable                                8,617             5,943              11,751
  Accrued Expenses                               12,419            15,887              11,594
  Income Taxes Payable                                0             1,341
     Total Current Liabilities                   23,222            25,347              25,499


Long Term Debt, Excluding Current
   Installments                                  41,242            58,190              45,993
Deferred Income Taxes                             1,036             1,036               1,010
    Total Liabilities                            65,500            84,573              72,502


Stockholders' Equity:
  Common Stock, $.10 par value                      760               760                 760
  Additional Paid-in Capital                     25,340            25,340              25,340
  Minimum Pension Liability Adjustment            (267)              (267               (281)
  Retained Earnings                              16,617            19,886              17,155
  Equity Adj from Foreign Currency
   Translation                                     (17)               (9)                (55)
                                                 42,433            45,710              42,919
  Treasury Stock                                  (288)             (288)               (226)
    Total Stockholders' Equity                   42,145            45,422              42,693
                                               $107,645          $129,995            $115,195




SEE ACCOMPANY NOTES


                                TOASTMASTER INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                   SIX MONTHS ENDED JUNE 30
                                                       1996         1995
Cash flows from operating activities:
 Net loss                                           $ (2,966)   $ (1,700)

Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                         2,214       2,264
  Gain on sale of fixed assets                              0       (228)
  Accounts receivable                                  31,010      25,337
  Inventories                                         (6,651)    (10,677)
  Prepaid expenses & other current assets               (620)       (567)
  Other assets                                           (92)        (16)
  Accounts payable                                      2,674       3,311
  Accrued liabilities                                 (3,468)     (3,574)
  Income taxes payable                                (3,034)     (1,672)
  Deferred income taxes                                     0           0              22,033              14,178
  Net cash flows provided by
    operating activities                               19,067      12,478

Cash flows provided (used) by investing
activities:
  Additions to property,plant and equipment           (1,800)     (1,838)
  Proceeds from sale of property and plant                  0         914

Net cash flows used by investing
  activities                                          (1,800)       (924)

Cash flows from financing activities:
  Proceeds from revolving credit agreement             70,226      80,806
  Repayments of revolving credit agreement           (86,079)    (90,759)
  Dividends paid                                        (303)       (304)
  Repayment of long-term debt                         (1,085)     (1,065)
  Purchase of treasury stock                                0       (208)

    Net cash flows used by
     financing activities                            (17,241)    (11,530)

Foreign currency translation adjustment                   (8)           0

    Net increase in cash                                   18          24

Cash at beginning of period                                42          25

Cash at end of period                                $     60     $    49

Cash paid during the period for:
  Interest                                           $  2,013     $ 2,186

  Income taxes                                       $  1,401     $ 1,120



SEE ACCOMPANYING NOTES

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

2. THE LOAN AND SECURITY AGREEMENT BETWEEN THE COMPANY AND FLEET CAPITAL CORPORATION WAS AMENDED AS OF JULY 12, 1996.
     THE AMENDMENT INCREASED THE   TERM LOAN FROM  A BALANCE $5.9
     MILLION TO $10 MILLION, WITH MONTHLY PAYMENTS CONTINUING THROUGH NOVEMBER 2001. THE AMENDMENT ALSO EXTENDED THE EXPIRATION DATE OF THE LOAN AGREEMENT TO NOVEMBER 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


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

RESULTS OF OPERATIONS

Net sales were $32.6 million for the quarter ended June 30, 1996, a decrease of $3.9 million or 11% from the $36.5 million for the quarter ended June 30, 1995. Net sales were $59.4 million for the six months ended June 30, 1996, a decrease of $8 million or 12% from $67.4 million for the six months ended June 30, 1995.

Revenues in the quarter ended June 30, 1996 for kitchen countertop appliances were $24.6 million, a decrease of 17% from the quarter ended June 30, 1995. Kitchen countertop appliance revenues for the six months ended June 30, 1996 were $46.2 million, a decrease of 17% from the comparable period in 1995.
Due to increasing competition for shelf placement, as well as a maturing product category, shipments of the Bread BoxTM automatic breadmaker decreased $4 million and $5.6 million for the quarter and six months, respectively. In addition, a continued cautiousness on the part of retailers and heavy returns negatively impacted appliance sales.

Environmental products revenues for the quarter ended June 30, 1996 were $1.5 million, a slight decrease from $1.8 million for the second quarter of 1995. Revenues for environmental products for the six months ended June 30, 1996 were $1.6 million, a decrease of 41% from $2.8 million for the six months ended June 30, 1995, due to a reduction in fan sales.

Time products revenues were $8.8 million for the quarter ended June 30, 1996, an increase of 25% from the quarter ended June 30, 1995. Revenues for the six months ended June 30, 1996 were $15.1 million, up 14% from $13.3 million for the comparable period in 1995. The increase is due to gains in shelf placement with two major customers.

Sales to the five largest customers for the second quarter of 1996 represented approximately 45.4% of revenues. Sales to the five largest customers in the second quarter of 1995 were 45% of revenues. For the six months ended June 30, 1996, sales to the five largest customers were approximately 43.7% of revenues compared to approximately 45% for the same period in 1995.

Gross profit was $4.3 million (13.1% of net sales) for the quarter ended June 30, 1996 and $5.3 million (14.4% of net sales) for the quarter ended June 30, 1995. For the six months ended June 30, 1996 gross profit was $7.6 million (13% of net sales) compared to $9.5 million (14.1% of net sales) for the same period in 1995. The decreases, as a percentage of net sales, were primarily attributable to manufacturing inefficiencies caused by production shutdowns. The shutdowns were required in an effort to maintain inventories at an acceptable level.

Selling, general and administrative expenses for the quarter ended June 30, 1996 were $5.4 million compared to $5.2 million for the same period of 1995. For the six months ended June 30, such expenses were $10.4 million in 1996 and $9.9 million in
1995.   The increase in expenses is due in part to a gain
realized in 1995 from the sale of unused land, which was netted against administrative expenses, that was not duplicated in 1996. In addition, the Company increased spending in the engineering department, including leased computers with modeling software, as well as additional personnel. The further devaluation of the Mexican peso, included in general and administrative expenses, could have a negative effect on the Company's future operating results in Mexico.

Interest expense decreased to $926 thousand for the quarter ended June 30, 1996 from $1 million for the same period last year. For the six months ended June 30, interest expense was $1.9 million in 1996 compared to $2.1 million in 1995. The decrease in interest was from lower rates and lower borrowing levels caused by lower average accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The
Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows provided by operating activities for the six months ended June 30, 1996 were $19.1 million. Since December 31, 1995, accounts receivable decreased $31 million and inventories increased $6.7 million. The decrease in accounts receivable, as well as a portion of the increase in inventory, was attributable to normal seasonal patterns, as well as the reduction in sales. A significant portion of the fourth quarter 1995 shipments was due for payment during the first quarter. The slowdown in retail purchasing caused finished goods to be at a higher than anticipated level.

Net cash flows used for additions to property, plant and equipment were $1.8 million and were primarily used for tooling to produce new products, as well as to purchase new equipment. Net cash flows used by financing activities were $17.2 million for the six months ended June 30, 1996, and resulted primarily from repayments under the revolving credit agreement.

Amounts outstanding under the revolving credit agreement at June 30, 1996 were $34.9 million and other long-term debt was $8.5 million, including the current portion of $2.2 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Annual Financial Statements contained in the Company's 1995 Annual Report to shareholders, which note is incorporated herein by reference. The loan agreement described in Note 3, referred to above, was amended in July 1996, increasing the balance of the term loan from $5.9 million to $10 million and extending the expiration of the term loan from September 1997 to November 2001. The expiration of the revolving agreement was extended from November 1999 to November 2001.

The Company could borrow an additional $14.7 million under the amended revolving credit agreement at June 30, 1996.

Principal payments on the long-term debt are expected to be funded from internally generated cash flow and future borrowings.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks and uncertainties that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

COMPETITION AND IMPORTANCE OF NEW PRODUCT INTRODUCTIONS

The product categories in which the Company competes are mature and highly competitive. Competition is based upon price and quality, as well as innovation in the design of new products and replacement models and in marketing and distribution approaches. The Company believes that new product introductions and enhancements of existing products, as well as their continued market acceptance, are material factors in its growth and profitability. No assurance can be given that the Company will continue to be successful in introducing new products or further enhancing existing products to meet customer needs and expectations.

RELIANCE ON CERTAIN CUSTOMERS

The Company's revenues in the aggregate with respect to its five largest customers during 1993, 1994 and 1995 were approximately 46.8%, 47.7% and 45.7%, respectively, of its total revenues. During 1993, 1994 and 1995, Wal-Mart (including Sam's Clubs) accounted for approximately 31%, 30% and 29%, respectively, of the Company's revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition, as has been true in the past.

RETAIL INDUSTRY

The Company sells its products to retailers, including mass merchandisers, department stores, catalog showrooms, hardware cooperatives, wholesale clubs, military exchanges and other retailers. Certain of such retailers have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and some are currently operating under the protection of bankruptcy laws. Retail sales depend, in part, on general economic conditions and a significant further decline in such conditions could have a negative impact on sales by retailers of the type of products offered by the Company. A significant deterioration in the financial condition of the Company's major customers, or in the retail environment in general, could have a material adverse effect on the Company's sales and profitability. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a "just-in-time" basis which requires the Company to shorten its lead time for production in certain cases and more closely anticipate demand and could in the future require the carrying of additional inventories by the Company.

SEASONALITY AND VARIABILITY OF QUARTERLY RESULTS AND STOCK PRICE

The Company believes that sales of many of its products are seasonal, with higher sales occurring during the spring and early summer months for fans and during the fall and early winter months for forced air and radiant heaters and humidifiers. In addition, the Company believes that a significant percentage of certain of its products are given as gifts, and therefore sell in larger volumes during the Christmas shopping season. Gross profits are usually lower in the first quarter than in the fourth quarter due to lower sales volume, and correspondingly lower production volumes, and the concentration of sales of lower margin items in the early part of the year. In addition, the Company's quarterly results of operations could be adversely affected by the timing of new product introductions, competitive pricing pressures, fluctuations in product returns, increases in selling, general and administrative expenses, changes in interest rates, overall market conditions and other factors. Operating results also can vary between quarters of the same or different years due to, among other things, changes in product mix, limitations on the timing of price increases and variances in the cost of raw materials. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful. In addition, the Company's stock price may experience significant price and volume fluctuations in response to internal and external factors which cause variations in its quarterly results of operations and the stock markets.

DEPENDENCE UPON EXECUTIVE OFFICERS

The development of the Company's business has been largely dependent on the efforts of Robert H. Deming, Daniel J. Stubler and John E. Thompson. The loss of the services of one or more of these officers could have a material adverse effect on the Company. The Company has entered into an employment agreement with each of these officers.

FLUCTUATIONS IN PRICES OF RAW MATERIALS

The Company purchases its raw materials from various outside sources. The price and availability of raw materials can fluctuate and periods of shortage are possible. The principal raw materials used by the Company in producing its products are aluminum, steel and plastic, together with paperboard packaging, and are purchased at prevailing market prices. The price and availability of raw materials are determined by constantly changing market forces over which the Company has limited control. Moreover, there can be no assurance that the Company would be able to recover increases in raw materials prices through price increases of its products. A significant increase in the price of raw materials and/or a significant shortage of raw materials could have a material adverse effect on the Company's results of operations and financial condition.

CREDIT AGREEMENT RESTRICTIONS

The Company's revolving credit and term loan agreement with its existing lender contains certain restrictions on the Company, including requirements as to the maintenance of net worth and certain financial ratios, minimum levels of income and working capital, payment of cash dividends or purchases of treasury stock, additions to property, plant and equipment and incurrence of additional indebtedness. There can be no assurance that the Company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving credit and term loan agreement. The Company has successfully sought and received waivers and amendments to its revolving credit and term loan agreement on various occasions. If further waivers or amendments are requested by the Company, there can be no assurance that the Company's lender will again grant such requests. The failure to obtain any such waivers or amendments would reduce the Company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the Company's results of operations, financial condition and business.

EXPOSURE TO CURRENCY EXCHANGE RATES

Although the Company is not dependent upon unaffiliated foreign companies for the manufacture of most of its products (with the notable exception of the Breadbox automatic breadmaker, among others), the Company's operations nevertheless are subject to fluctuations in foreign currency exchange rates relative to the United States dollar. The operations of the Company's wholly-owned subsidiary, Toastmaster de Mexico S.A. de C.V., particularly could be adversely affected by the devaluation of the peso relative to the dollar. In addition, a strengthening of the United States dollar relative to local currencies abroad will reduce the cost of imported products and benefit the Company relatively less than those of its competitors who rely more heavily on imported products.

ADDITIONAL FACTORS

Additional risks and uncertainties that may affect future results of operations, financial condition or business of the Company include, but are not limited to: (i) demand for the Company's products; (ii) the effect of economic and industry conditions on prices for the Company's products and its cost structure; (iii) the ability to keep pace with technological change including developing and implementing technological advances timely and cost-effectively in order to lower its cost structure, to provide better service and remain competitive; (iv) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the Company or its products which may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the Company's products; (v) the ability to attract and retain capital for growth and operations on competitive terms; and (vi) changes in accounting policies and practices.

PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of Toastmaster Inc.
was held on May 14, 1996. The following items were submitted to a vote:

     Item 1. John E. Thompson and S B. Rymer were elected as Class II directors. Class III directors (Robert H. Deming and Daniel J. Stubler) and Class I directors (Edward J. Williams and James L. Hesburgh) continue to serve on the Board until the annual meeting of stockholders in 1997 and 1998, respectively. The vote with respect to the election of directors was as follows:

                         Mr. Thompson        Mr.Rymer

AFFIRMATIVE VOTES         7,339,923          7,333,863

WITHHELD AUTHORITY           30,969             37,029


     Item 2.  The selection of KPMG Peat Marwick LLP as the
Company's independent auditors for the year ending December 31, 1996 was approved. The vote was as follows:

               AFFIRMATIVE VOTES        7,360,579

               NEGATIVE VOTES               4,282

               ABSTENTIONS                  6,031

No broker non-votes were received.

     ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8K

(a)  Exhibits

Exhibit No.                   Description

4.3.10    Tenth Amendment to Loan and Security Agreement, dated
          as of July 12, 1996, between the Registrant and Fleet
          Capital Corporation (filed as Exhibit  10.1.10)

10.1.10 Tenth Amendment to Loan and Security Agreement, dated as of July 12, 1996, between the Registrant and Fleet
          Capital Corporation.

No reports on Form 8-K were filed during the quarter ended June
30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                        TOASTMASTER INC.

August 13, 1996                BY: /s/ John E. Thompson
                                   John E. Thompson
                                   Executive Vice President
                                   Chief Financial Officer

                              Signing on behalf of the registrant
                              and as principal financial officer

                            INDEX TO EXHIBITS

Exhibit No.                   Description                  Page
4.3.10         Tenth Amendment to Loan and Security        16-25
               Agreement, dated as of July 12, 1996,
               between the Registrant and Fleet Capital
               Corporation (filed as Exhibit 10.1.10)

10.1.10        Tenth Amendment to Loan and Security
               Agreement, dated as of July 12, 1996,       16-25
               between the Registrant and Fleet Capital
               Corporation.

27             Financial Data Schedule                        *