Form 10-Q
period 1996-09-30
TOASTMASTER INC
filed 1996-11-12
CIK 818268

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                or

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

                 Telephone number (573)445-8666

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

As of October 31, 1996, there were 7,538,250 shares of the Registrant's Common Stock outstanding.



                       Page 1 of 19 pages
                  Index to Exhibits on page 12

                        TOASTMASTER INC.
                             INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
          Consolidated Statements of Operations -
          Quarters Ended September 30, 1996 and 1995 and    3
          Nine Months Ended September 30, 1996 and 1995

          Consolidated Balance Sheets -
          September 30, 1996 and 1995 and December 31, 1995 4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995     5

          Notes to Consolidated Financial Statements        6

ITEM 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                7-9


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                   10

SIGNATURE                                                   11

INDEX TO EXHIBITS                                           12

EXHIBIT                                                  13-19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 QUARTER ENDED SEPT 30        NINE MONTHS ENDED SEPT 30
                                  1996           1995            1996             1995

Net Sales                   $     49,321    $   56,356   $        108,694  $          123,711
Cost of Sales                     39,748        46,597             91,479             104,488
Gross Profit                       9,573         9,759             17,215              19,223

Selling, General and
  Admin. Expenses                  6,959         6,959             17,342              16,853
Operating Income(Loss)             2,614         2,800              (127)               2,370

Other Expense - Interest           1,133         1,250              3,039               3,319
Income(Loss) Before Income
  Taxes                            1,481         1,550            (3,166)               (949)

Income Tax Expense
  (Benefit)                          531           588            (1,150)               (211)
Net Income(Loss)       $             950    $      962   $        (2,016)  $            (738)

Net Income(Loss) Per
  Common and Common
  Equivalent Shares
  Outstanding          $            0.13    $     0.13   $         (0.27)  $           (0.10)

Weighted Average Common and Common

Equivalent Shares
  Outstanding                      7,538         7,553              7,538               7,564


SEE ACCOMPANYING NOTES

                           TOASTMASTER INC.
                     CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                          9/30/96     12/31/95    9/30/95
ASSETS
Cash                                     $     93   $       42   $      19
Accounts Receivable, less allowances        47,169      64,504      59,084
Inventories
  Finished Goods                            37,816      30,692      38,761
  Raw Matl.,WIP                             11,841      10,286      12,586
  LIFO/Inventory Valuation Reserve         (1,884)     (1,973)     (1,878)
   Total Inventory                          47,773      39,005      49,469
Deferred Income Tax                            824         824         409
Prepaid Expenses                             2,319         588       1,155
   Total Current Assets                     98,178     104,963     110,136

Property, Plant and Equipment
Land 921                                       921        896
Buildings                                    9,074       9,048      9,048
  Less:Accumulated Depreciation            (4,783)     (4,419)     (4,298)
Machinery & Equipment                       42,689      39,887      39,344
  Less:Accumulated Depreciation           (28,215)    (25,661)    (24,834)
Net Property, Plant & Equipment             19,686      19,776      20,156

Goodwill, net of accumulated amortization    3,406       3,491       3,519
Other Assets                                 1,730       1,765       1,859
                                        $  123,000  $  129,995  $  135,670

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current Installments of
    Long-Term Debt                      $    2,174   $   2,176  $    2,160
  Accounts Payable                          10,452       5,943      17,089
  Accrued Expenses                          13,714      15,887      14,606
  Income Taxes Payable                           0                   1,341                        0
   Total Current Liabilities                26,340      25,347      33,855

Long Term Debt, Excluding Current
  Installments                              52,679      58,190      57,301
Deferred Income Taxes                        1,036       1,036       1,010
   Total Liabilities                        80,055      84,573      92,166

Stockholders' Equity:
  Common Stock, $.10 par value                 760         760         760
  Additional Paid-in Capital                25,340      25,340      25,340
  Minimum Pension Liability Adjustment       (267)       (267)       (281)
  Retained Earnings                         17,416      19,886      17,965
  Equity Adj from Foreign
    Currency Translation                      (16)         (9)        (54)
                                            43,233      45,710      43,730
  Treasury Stock                             (288)       (288)       (226)
   Total Stockholders' Equity               42,945      45,422      43,504
                                     $     123,00   $  129,995  $  135,670

                           TOASTMASTER INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                         NINE MONTHS ENDED SEPT 30
                                            1996           1995

Cash flows from operating activities:
   Net loss                              $ (2,016)    $  (738)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization             3,337        3,41
   Gain on sale of fixed assets                  0       (227)
   Accounts receivable                      17,335       5,362
   Inventories                             (8,768)    (12,470)
   Prepaid expenses & other current
       assets                                (568)       (537)
   Other assets                              (101)        (34)
   Accounts payable                          4,509       8,650
   Accrued liabilities                     (2,173)       (562)
   Income taxes payable                    (2,504)       (864)
   Deferred income taxes                         0           0
                                            11,067       2,731
   Net cash flows provided by
     operating activities                    9,051       1,993

Cash flows provided (used) by
    investing activities:
  Additions to property, plant
    and equipment                          (3,025)     (2,552)
  Proceeds from sale of property
    and plant                                    0        919

   Net cash flows used by investing
     activities                            (3,025)     (1,633)

Cash flows from financing activities:
  Proceeds from revolving credit
    agreement                              118,808     130,168
  Repayments of revolving credit
    agreement                            (126,808)   (128,297)
  Proceeds from term loan                    4,119         28
  Dividends paid                             (454)       (455)
  Repayment of long-term debt              (1,633)     (1,603)
  Purchase of treasury stock                     0       (208)

   Net cash flows used by
     financing activities                  (5,968)       (367)

Foreign currency translation adjustment        (7)          1

   Net increase(decrease) in cash               51         (6)

Cash at beginning of period                     42          25

Cash at end of period                      $    93     $    19

Cash paid during the period for:
  Interest                                 $ 3,033     $ 3,317

  Income taxes                             $ 1,401     $ 1,124



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

2. The Loan and Security Agreement between the Company and Fleet Capital Corporation was amended as of July 12, 1996. The amendment increased the term loan from a balance $5.9 million to $10 million, with monthly payments continuing through November 2001. The amendment also extended the expiration date of the loan agreement to November 2001. The agreement was further amended in October 1996, increasing all interest rates by .25% and adding a minimum availability provision of $5 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995.

The Company believes that sales of many of its products are seasonal, with significant quantities of its products given as gifts, and therefore sell in larger volumes during the Christmas shopping season. Net sales reflect a reduction from revenues of amounts related to sales discount programs, including absorption of out-bound freight and certain allowances for advertising, the latter of which are accounted for by certain competitors as "advertising" expense. The Company views these amounts as price reductions, thereby reducing net sales and lowering gross profits as well as selling, general and administrative expense. As used in this Quarterly Report on Form 10-Q, the term "revenues" are recorded net of product returns and are before deduction of items referred to above that are used in computing net sales. During the periods discussed below, net sales averaged approximately 95% of revenues.

RESULTS OF OPERATIONS

Net sales were $49.3 million for the quarter ended September 30, 1996, a decrease of $7.1 million or 12.5% from the $56.4 million for the quarter ended September 30, 1995. Net sales were $108.7 million for the nine months ended September 30, 1996, a decrease of $15.0 million or 12.1% from $123.7 million for the nine months ended September 30, 1995.

Revenues in the quarter ended September 30, 1996 for kitchen countertop appliances were $39.7 million, a decrease of 15.3% from the quarter ended September 30, 1995. Kitchen countertop appliance revenues for the nine months ended September 30, 1996 were $85.8 million, a decrease of 16% from the comparable period in 1995. Due to increasing competition for shelf placement, as well as a maturing product category, shipments of the Bread BoxTM automatic breadmaker decreased
$7.3 million and $13.0 million for the quarter and nine months ended September 30, 1996 from the comparable periods in 1995. Revenues from breadmakers are expected to decline during the fourth quarter of 1996 when compared to the fourth quarter of 1995.

Environmental products revenues for the quarter ended September 30, 1996 were $1.9 million, a 21% decrease from $2.4 million for the third quarter of 1995. Revenues for environmental products for the nine months ended September 30, 1996 were $3.6 million, a decrease of 31% from $5.2 million for the nine months ended September 30, 1995, due primarily to a reduction in fan sales. The Company is continuing to deemphasize the environmental products segment because of low margins and a lack of shelf space at retail. The Company believes this segment will continue to become less important to its business.

Time products revenues were relatively unchanged at $10.1 million for the quarter ended September 30, 1996, compared to $10.3 million for the quarter ended September 30, 1995. Revenues for the nine months ended September 30, 1996 were $25.2 million, up 7% from $23.5 million for the comparable period in 1995. The increase is due to gains in shelf placement with two major customers.

Sales to the five largest customers for the third quarter of 1996 represented approximately 42.8% of revenues. Sales to the five largest customers in the third quarter of 1995 were 47.4% of revenues. For the nine months ended September 30, 1996, sales to the five largest customers were approximately 42.7% of revenues compared to approximately 44.8% for the same period in 1995.

Gross profit was $9.6 million (19.4% of net sales) for the quarter ended September 30, 1996 and $9.8 million (17.3% of net sales) for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 gross profit was $17.2 million (15.8% of net sales) compared to $19.2 million (15.5% of net sales) for the same period in 1995. The increase in gross profit in the third quarter, as a percentage of net sales, was primarily attributable to lower raw material costs.

Selling, general and administrative expenses for the quarter ended September 30, 1996 were unchanged at $7.0 million compared to the same period of 1995. The Company experienced a $600 thousand bad debt expense during the third quarter of 1996 due to the bankruptcy filing of Best Products. For the nine months ended September 30, expenses
were $17.3 million in 1996 and $16.9 million in 1995.   The increase in
expenses for the nine months is due in part to a gain realized in 1995 from the sale of unused land, which was netted against administrative expenses, that was not duplicated in 1996. In addition, the Company increased spending in the engineering department, including leased computers with modeling software, as well as additional personnel.

The Company has begun a study, to be completed during the fourth quarter of 1996, of actions needed to restructure certain operations of the Company with a view to improving future financial performance. This broad ranging review is focusing on a variety of factors driving the Company's business, includung those affecting gross profit margins, product innovation, growth potential and financing costs. The Company believes that a fundamental reassessment of this sort is warranted by continuing evolution in the retail environment and buying patterns, the maturation of certain products and a desire to improve its competitive posture as well as its profitability. These strategic initiatives may include the disposition of certain products or segments of the Company's business as well as the acquisition of complementary products or businesses.

Certain members of the Company's management include the Company's largest shareholders and they share the interests of the other shareholders in moving this process forward as expeditiously as is prudent. It is currently anticipated that this restructuring analysis and accompanying recommendations will be presented to the Company's Board of Directors by the end of the year. Accordingly, no further details will be announced until the Board has had an opportunity to consider this information and determine a future course of action.

Interest expense decreased to $1.1 million for the quarter ended September 30, 1996 from $1.3 million for the same period last year. For the nine months ended September 30, interest expense was $3.0 million in 1996 compared to $3.3 million in 1995. The decrease in interest expense was due to lower rates and lower borrowing levels caused by lower average accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows provided by operating activities for the nine months ended September 30, 1996 were $9.1 million. Since December 31, 1995, accounts receivable decreased $17.3 million and inventories increased $8.8 million. The decrease in accounts receivable, as well as a portion of the increase in inventory, was attributable to normal seasonal patterns, as well as the reduction in sales, primarily on extended sales terms.

Net cash flows used for additions to property, plant and equipment were $3.0 million and were primarily used for tooling to produce new products, as well as to purchase new equipment. In addition, the Company is constructing a 48,000 square foot warehouse addition to its North Carolina facility. This addition is expected to be completed late in the fourth quarter of 1996. Net cash flows used by financing activities were $6.0 million for the nine months ended September 30, 1996, and resulted primarily from repayments under the revolving credit agreement.

Amounts outstanding under the revolving credit agreement at September 30, 1996 were $45.2 million and other long-term debt was $9.6 million, including the current portion of $2.2 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Annual Financial Statements contained in the Company's 1995 Annual Report to shareholders, which note is incorporated herein by reference. The loan agreement described in Note 3, referred to above, was amended in July 1996, increasing the balance of the term loan from $5.9 million to $10 million and extending the expiration of the term loan from September 1997 to November 2001. The expiration of the revolving agreement was extended from November 1999 to November 2001. An additional amendment to the loan agreement was made in October 1996, increasing all interest rates under the agreement by .25% and adding a minimum availability provision of $5 million.

At September 30, 1996, the Company could borrow an additional $11.7 million under the terms of the amended revolving credit agreement.

Principal payments on the long-term debt are expected to be funded from internally generated cash flow and future borrowings.

PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8K

(a)    Exhibits

Exhibit No.
Description

4.3.11 Eleventh Amendment to Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Fleet
            Capital Corporation (filed as Exhibit  10.1.11)

10.1.11 Eleventh Amendment to Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Fleet
            Capital Corporation.

No reports on Form 8-K were filed during the quarter ended September
30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                          TOASTMASTER INC.

November 12, 1996               BY:   /s/John E. Thompson
                                John E. Thompson
                                Executive Vice President
                                Chief Financial Officer

                           Signing on behalf of the registrant and
                           as principal financial officer

                          INDEX TO EXHIBITS

Exhibit No.                Description                         Page

4.3.11      Eleventh Amendment to Loan and Security            13-19
            Agreement,dated as of October 22, 1996,
            between the Registrant and Fleet Capital
            Corporation (filed as Exhibit 10.1.11)

10.1.11     Eleventh Amendment to Loan and Security            13-19
            Agreement, dated as of October 22, 1996, between the Registrant and Fleet Capital
            Corporation.