Form 10-K405
period 1996-12-31
TOASTMASTER INC
filed 1997-03-27
CIK 818268

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1996
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________.

                 Commission file number: 1-11007

                         TOASTMASTER INC.
      (Exact name of registrant as specified in its charter)

          MISSOURI                           43-1204566
(State or other jurisdiction  I.R.S. Employer Identification No.)
of incorporation or organization)

1801 NORTH STADIUM BOULEVARD, COLUMBIA, MISSOURI         65202
(Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (573) 445-8666

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     Name of Each Exchange
Title of Each Class                     on Which Registered

Common Stock, $.10 par value         New York Stock Exchange

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              None.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]    NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE 3,466,814 SHARES OF COMMON
STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT
ON JANUARY 31, 1997 WAS $13,433,904.  AT JANUARY 31, 1997, THERE
WERE 7,538,250 SHARES OF THE REGISTRANT'S COMMON STOCK
OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THE INDICATED PARTS OF THIS REPORT: (1) 1996 ANNUAL REPORT TO SHAREHOLDERS - PART II AND (2) DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A - PART III.

                              PART I

ITEM 1.   BUSINESS.

                             BUSINESS

GENERAL

     Toastmaster Inc. ("Toastmaster" or the "Company") designs, manufactures, markets and services a wide array of electrical consumer appliances and time pieces under the brand names of Toastmaster [Registered Trademark] and Ingraham [Registered Trademark]. These products may be classified into three separate categories: kitchen countertop appliances, time products and environmental products. Kitchen countertop appliances account for most of Toastmaster's revenues. See "BUSINESS--Products." Although the Company historically has been best known for its complete line of toasters, including its Bagel Perfect [Trademark] toasters, its kitchen countertop appliances include a wide variety of other popular electric products, such as the Corner Bakery [Trademark] breadmaker with dessert function, the Bread Box [Registered Trademark] automatic breadmaker, the Cool Edge Grill [Trademark], the Speed Grill [Trademark] indoor contact grill, Snackster [Registered Trademark] snack and sandwich makers, countertop ovens, dessert and waffle bakers, griddles, buffet ranges, Handi-Pan [Registered Trademark] mini-fry pans, carving knives, hand mixers, can openers, blenders, food slicers , coffee makers and grinders and tea kettles. The Company's time products consist of an extensive line of clocks and timers, including battery wall clocks, electric analog alarm clocks, decorator wall clocks and mechanical and electronic household timers. The Company's environmental products include electric fans, forced-air, radiant and ceramic heaters and console and table-top humidifiers. The Toastmaster [Registered Trademark] brand name has been in continuous use since the invention of the automatic pop-up toaster by a predecessor of the Company in 1926, and the Ingraham [Registered Trademark] brand name has been used on time products manufactured by the Company or its predecessors since 1831.

BACKGROUND AND FORMATION OF THE COMPANY

     Although the Company was incorporated on January 24, 1980, its predecessors trace their origin to the E. Ingraham Company founded in 1831. The Company's senior executive officers, Robert
H. Deming, Daniel J. Stubler and John E. Thompson, operated the consumer products group (including its predecessor division) of the McGraw-Edison Company beginning in 1976. Toastmaster Inc., a privately-held corporation formed by management of that group, including these same key executives, acquired the kitchen countertop appliance, environmental and time products businesses of this group from the McGraw-Edison Company in 1980. In October 1983, Toastmaster Inc. was acquired by Magic Chef, Inc. and was operated as a wholly-owned subsidiary by these executives. The management team, led by the Company's current senior executive officers, purchased Toastmaster Inc., effective January 1, 1987, following the acquisition of Magic Chef, Inc. by the Maytag Company. On June 23, 1994, the Company changed its state of incorporation from Delaware to Missouri through a merger with a wholly-owned subsidiary corporation.

     The Company's principal executive offices are located at 1801 North Stadium Boulevard, Columbia, Missouri 65202, and its telephone number is (573) 445-8666. Unless the context otherwise requires, the terms "Toastmaster" or the "Company," as used in this report, refer to Toastmaster Inc., a Missouri corporation, and its predecessors.

BUSINESS STRATEGY

     The Company's business strategy is to capitalize on its established brand names by offering a superior combination of product quality, value and customer service at the appropriate price points for its various channels of distribution. The Company manufactures products in categories in which the Company already has or believes it can achieve a significant market share. Toastmaster believes it currently holds the first or second market position for toasters, countertop ovens, waffle bakers, buffet ranges and griddles. This market position assessment is based primarily on a comparison of the Company's unit sales with nonpublic information as to aggregate unit sales by product category compiled by an independent organization based on data submitted by industry participants.

     The Company continues to expand its core of established products through new product development. These innovations frequently involve technological advances in product design and functionality and capitalize on emerging trends in consumer needs and shifts in tastes and preferences. See "BUSINESS--New Products." The Company also regularly enhances existing product features and modernizes product designs. In addition, the Company uses a combination of promotional and direct selling efforts to maintain and expand upon its strength in all major channels of distribution and to access new channels of distribution.

     The trend toward "just-in-time" purchasing by the Company's customers and the related need to ship promptly have been evolving for several years based on the desire by retailers to more closely manage inventory levels. The Company has responded to this trend by seeking to shorten the lead time for production, working with its suppliers to obtain delivery of raw materials and components more promptly, and improving its forecasts of future demand. As a result, the Company has been able, in many cases, to produce and ship more rapidly while reducing its inventory in relation to net sales. The Company also believes that certain products can be acquired more cost effectively by purchasing these products from outside vendors.

PRODUCTS

     The Company's product line currently consists of 196 models of the Company's kitchen countertop appliances, 632 models of the Company's time products and 17 models of the Company's environmental products. As used herein, the term "models" means stock-keeping units, which term includes different products as well as similar products with different features.

     The following table sets forth the approximate amounts and percentages of the Company's revenues by each of its principal product categories during the periods shown.

                                           Year Ended December 31,
                         1996                  1995                 1994
                                           (Dollars in thousands)
                  Revenues   Percent  Revenues     Percent   Revenues  Percent

Kitchen countertop
  appliances      $130,712    76.6%   $158,080       79.5%     $150,407  73.9%
Time products       34,918    20.5%     33,221       16.7%       35,339  17.4%
Environmental
  products*          5,009     2.9%      7,663        3.8%       17,722   8.7%

                  $170,639   100.0%   $198,964       100.0%    $203,468  100.0%

_______________
* The Company plans to dispose of its environmental products line in 1997. See "BUSINESS--Restructuring."

     Kitchen Countertop Appliances. Toastmaster has historically been best known for its complete line of two-slice and four-slice toasters. Based on the number of units sold, the Company believes that it currently has the second highest market share in the total toaster product category. In order to maintain its market position, the Company periodically augments its toaster line with additional product and design features, such as cool-touch exteriors, three slots with one wide slot capable of handling larger items such as bagels and pastries, extra wide slots, and an under-the-cabinet model. The Company expects to introduce several new toasters in 1997, including a classic style chrome toaster.

     New additions planned for the Company's other lines of kitchen countertop appliances in 1997 include the Breadmaker's Hearth [Trademark], a revolutionary breadmaker/countertop oven, a line of clothes irons, European styled deep fat fryers, a line of Chromatics [Trademark] appliances, with all chrome exterior finish, the Corner Bakery [Trademark] breadmaker with dessert function, food steamers, two new Wafflemaster [Trademark] waffle bakers, a Cool Edge Grill [Trademark] with searing section and several high-end Swiss design coffee makers.

     New additions to the Company's line of kitchen countertop appliances in 1996 included the Bagel Perfect [Trademark] toasters, the Waffle Express [Trademark] waffle baker, a line of electric tea kettles, a compact "deli" food slicer, a combination coffee maker/grinder, an under-cabinet can opener, a hand held electric can opener and a new line of Comfort Zone [Trademark] ergonomic hand mixers.

     The Company believes it has a significant market share of the countertop oven product category, which includes toaster-oven-broilers, oven broilers and convection ovens. Historically, the Company has been a leader in product and engineering innovation in this product category, including the introduction of the continuous cleaning countertop oven, the under-the-cabinet toaster-oven-broiler and the first cool-touch toaster-oven-broiler. In 1997, the Company plans to introduce the first combination breadmaker/countertop oven.

     Based on the number of units sold, the Company believes it continues to be the market leader in waffle bakers and to be one of the top two sellers of buffet ranges. The Company's leadership in waffle bakers has been maintained through new product introductions such as the Waffle Express [Trademark] waffle baker, Belgian waffler and cool-touch waffle bakers.

     Based on the number of units sold, the Company believes it has the second largest share of the griddle market. In addition to offering cool edge perimeter griddles and variations in size, the Company introduced a "keep warm" feature to differentiate its products in this product category. The Company also offers a number of other popular electric kitchen countertop products under the Toastmaster brand name, including Handi-Pan [Registered Trademark] mini-fry pans, carving knives, mixers, can openers, Chopster [Registered Trademark] mini food processor, blenders, food slicers, tea kettles, and coffee makers and grinders, which, with the exception of the Handi-Pan [Registered Trademark], are manufactured for the Company by other manufacturers.

     Time Products. The Company offers an extensive line of clocks and timers, generally sold under the Ingraham [Registered Trademark] brand name, most of which are manufactured at the Company-owned plant in Laurinburg, North Carolina. The Company's time products are comprised of electric analog alarm clocks, electric and quartz wall clocks, imported key-wound clocks, L.E.D. digital clocks and decorator wall clocks with wooden cases. The time products market is highly fragmented. While overall "SKU" counts have remained relatively flat during the past several years many new models have replaced previously existing models, reflecting current trends in home decorating.

     The Company also manufactures household (electromechanical) timers, which are used for, among other purposes, switching electric lights and other appliances on and off at predetermined times. Toastmaster is one of two principal manufacturers of household timers.

     In addition to the normal line changes in 1996, late in the year, the Company introduced a new line of analog electric clocks bearing the Timex [Registered Trademark] brand name under a license agreement with that company. The Company expects this line to expand in 1997. Several new models also are expected to be introduced to replace existing models. See "BUSINESS--Marketing and Customers."

     Environmental Products. The Company's environmental products, all of which are electric-powered, include fans, forced-air, radiant and ceramic heaters and console and table-top humidifiers. Most of these products were manufactured in the United States, either at the Company-owned facility in Boonville, Missouri or at outside contract manufacturers. After extensive review, as part of the Company's overall restructuring, the Company plans to dispose of its environmental products line in 1997. After several years of disappointing sales and profit margins, despite numerous new product introductions during the past several years, the Company believes that it should concentrate its efforts on the more profitable areas of the Company's business, kitchen appliances and time products. See "BUSINESS--Restructuring."

NEW PRODUCTS

     The Company has a product planning and development staff which is devoted to the creation of new products and the enhancement of existing products. This staff is also responsible for feasibility analysis of new product ideas and oversees the process of developing each new product through the initial production run. This staff regularly collaborates with marketing, sales and engineering personnel to anticipate opportunities and generate ideas for new products and product enhancements. A combination of market research, competitive product tracking, and feedback from key retail buyers is used to obtain information on market and consumer trends and to identify shifts in consumer tastes and preferences.

     The development of new products and the enhancement of existing products are important to the Company's business. The Company's tradition of product innovation dates back to the invention of the automatic pop-up toaster in 1926 by a predecessor of the Company and has frequently involved technological advances in product design and function. Illustrations of these innovations include the Breadmaker's Hearth [Trademark], a revolutionary breadmaker/countertop oven, Bread Box [Registered Trademark] breadmakers with exclusive bread stick and butter making features, the Corner Bakery [Trademark] breadmaker, with special dessert function, Bagel Perfect [Trademark] toasters with a special adjustment to toast bagels on one side while only warming the other side, the Cool Edge Grill [Trademark] , with searing section, the Speed Grill [Trademark] indoor contact grill, the Handi-Pan [Registered Trademark] mini-fry pan with a removable control handle to make it dishwasher safe, cool-touch steel toasters, continuous-cleaning and cool-touch toaster-oven-broilers, under-cabinet four-slice toasters, and three-slice toasters having a wide slot capable of handling larger items such as bagels and pastries. The Company also regularly enhances existing products by adding new features and modernizing their designs in order to maintain their visual appeal and competitiveness.

     Toastmaster introduced a number of new products during 1996, including a fresh assortment of Bread Box [Registered Trademark] bread machines, including one model with an exclusive bread stick pan and bake cycle, a line of Bagel Perfect [Trademark] two-slice toasters that feature an automatic wattage reduction switch for toasting bagels and English muffins, a line of electric tea kettles, a compact "deli" food slicer, a combination coffee maker/grinder, an under-cabinet can opener, a hand held electric can opener and a new line of Comfort Zone [Trademark] ergonomic hand mixers.

     Toastmaster plans to introduce additional new products during 1997, including several four-slice Bagel Perfect [Trademark] toasters, a classic style chrome finish toaster, the Breadmaker's Hearth [Trademark], a revolutionary breadmaker/countertop oven, a line of clothes irons, European styled deep fat fryers, a line of Chromatics [Trademark] appliances, with all chrome exterior finish, the Corner Bakery [Trademark] breadmaker with dessert function, food steamers, two new Wafflemaster [Trademark] waffle bakers, a Cool Edge Grill [Trademark] with searing section and several high-end Swiss design coffee makers.

RESTRUCTURING

     The Company has announced a restructuring plan designed to strengthen future financial performance by improving the Company's cost structure as well as its competitive posture. The plan includes the outsourcing of production of certain kitchen countertop appliances and the disposal of the Company's environmental products line.

     Based on an evaluation of relative manufacturing and shipping costs, the Company has determined that certain of its kitchen countertop appliances can be made more price competitive by terminating their production at the Company-owned plant in Boonville, Missouri and sourcing them from lower cost vendors. The new cost per unit of these products, including shipping, is expected to result in savings ranging from 10% to 30% as compared to their 1996 cost of production.

     Due to low margins, lack of retail shelf space and low growth potential, the Company announced the planned disposition of its environmental products line which consists of electric fans, forced air, radiant and ceramic heaters, and console and table-top humidifiers. The disposal of that product line is the culmination of the Company's decision nearly two years ago to de-emphasize environmental comfort products which collectively accounted for only 3.8% of total revenues for the year ended December 31, 1995 and less than 3% of total revenues for the year ended December 31, 1996. While the Company has received several inquiries regarding the sale of the environmental products business, no substantive discussions regarding this possible sale are currently ongoing.

     As a result of these actions the Company recorded during the fourth quarter of 1996 a one-time pre-tax special charge of approximately $7.6 million ($4.9 million after taxes, or $.65 per share). Only approximately $250,000 of this special charge will impact cash through the payment of expenses related to the restructuring. The remaining portion of the special charge was non-cash in nature consisting primarily of tooling and inventory write-downs and increases in inventory reserves.

     The Company plans to reduce its total work force from 1996 fourth quarter levels by approximately 10%, effective April 15, 1997, due to the above initiatives. The Company-owned plant in Macon, Missouri, together with scaled-down operations at the Company-owned facilities in Boonville, Missouri, will continue to manufacture the kitchen countertop appliances sold by the Company that are not sourced from other vendors. This restructuring is not expected to have any significant impact on the Company's time products operations in Laurinburg, North Carolina.

MARKETING AND CUSTOMERS

     The Company's products are sold in all major channels of distribution through approximately 900 active accounts, including mass merchandisers, department stores, catalog showrooms, hardware cooperatives, wholesale clubs, military exchanges and other retailers, as well as through private-label arrangements. The Company's major retail customers include Wal-Mart (including Sam's Clubs), Service Merchandise, Kmart, Target Stores (a division of Dayton Hudson), Sears Roebuck, Army-Air Force Exchange Service, Caldor Inc., Ace Hardware, Cotter & Company (True Value), J.C. Penney, Price/Costco, Montgomery Ward, Federated and Macy's Department Stores, and May Department Stores. The Company also sells to two-step distributors who sell to department and other stores that prefer to utilize the services of a distributor.

     The Company distributes its products in each of the geographic regions in the United States. Export sales in 1996 increased approximately 30% over export sales in the prior year and have continued to account for less than 10% of the Company's revenues.

     During 1994, 1995 and 1996, Wal-Mart (including Sam's Clubs) accounted for approximately 30%, 29% and 27%, respectively, of the Company's revenues. Wal-Mart is the only customer of the Company that accounted for more than 10% of the Company's revenues during such periods. During 1994, 1995 and 1996, the Company's revenues in the aggregate with respect to its five largest customers were approximately 47.7%, 45.7% and 42.8%, respectively, of its total revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Certain large customers are treated as national accounts and are serviced directly by approximately 15 members of the Company's internal sales staff. The Company also sells its products through approximately 120 independent commissioned salespersons affiliated with manufacturers' representatives organizations. Sales representatives are located nationwide and are paid an agreed commission based on a percentage of sales in their respective territories. The Company's sales representative agreements are generally terminable by either party on 30 days notice.

     The Company strengthens its brand name recognition and product awareness at the consumer level through various advertising and promotional strategies, including cooperative advertising with retailers, national magazine ads and other print media, television ads and trade publications . The Company also makes use of in-store displays and product demonstrations. Cross promotions of the Company's products with nationally recognized food brands recently have been utilized at the point of sale including the promotion of the Bread Box [Registered Trademark] with ConAgra bread mixes and Red Star [Registered Trademark] yeast. The Company also offers manufacturer's rebates on selected products. Television advertising is used primarily for the introduction of new products. No significant television advertising was conducted in 1996 and no significant television is currently planned for 1997.

     Beginning in 1996 and expanding for 1997, the Company entered into and is pursuing additional alliances with companies owning highly recognizable brand names that will license the use of those names on new products introduced by the Company. Recent examples of this strategy include several new models of clothes irons bearing the Faultless Starch [Registered Trademark] brand name, time pieces bearing the Timex [Registered Trademark] brand name, and a selection of kitchen appliances bearing the Gear [Registered Trademark] brand name. Certain of these products may jointly bear the Toastmaster brand name in order to combine the strength of household names with instant favorable recognition.

SERVICE

     The Company seeks to deliver superior service by managing its business to satisfy the needs and preferences of its customers as well as consumers. Management seeks to accomplish this by manufacturing high quality products in volume to provide value pricing, ready availability and design features and by providing marketing support and operational assistance. In addition, the Company provides after-sale service to address or repair problems associated with the products by furnishing information on product use and obtaining feedback on satisfaction with the product.

     By operating Company-owned production facilities,
Toastmaster is usually able to provide on-time shipments of its products. The ability to control production at its own manufacturing facilities and produce products in large quantities gives the Company an advantage in satisfying the varying volume requirements of its retail customers.

     Toastmaster responds to a variety of its customers' operational needs by assisting customers with in-store stocking and monitoring of inventory levels, as well as promptly processing cooperative advertising and promotional discount requests. In addition, the Company provides promotional support for its products in the form of in-store displays and product demonstrations. In response to the growing preference among retailers for paperless order systems, the Company has utilized the EDI (Electronic Data Interchange) capability of its computer system for several years. Toastmaster's EDI capabilities enable the Company to more efficiently receive electronic transmission of customer orders and transmit shipping and invoice information electronically. A significant enhancement to the order processing and EDI processing systems was implemented during 1995 and early 1996. Additional enhancements are planned for 1997.

     The Company maintains a consumer relations department and a national service center to respond to requests for information, to handle product repairs, to coordinate the Company's nationwide network of authorized service centers and to assure prompt responses to consumer requests and concerns. Each of the Company's products includes an instruction manual and the address and telephone number of Toastmaster's national service center from which consumers may obtain further information.

     Products sold after January 1, 1996 generally have a limited three-year warranty from the date of purchase. Prior to this date, the Company's products generally were sold with a limited one-year warranty from the date of purchase, although limited warranties with respect to certain of the Company's toasters, toaster-ovens and griddles are provided for two years from the date of purchase. In addition, the Company's wide slot three-slice toaster has a limited warranty that extends for the lifetime of the original purchaser. In the case of defects in material or workmanship, the Company agrees to repair or replace the defective product without charge.

PRODUCTION AND PRODUCT SERVICES

     Products accounting for more than 75% of the Company's net sales are manufactured at its own domestic facilities. The Company manufactures toasters, toaster-oven-broilers and electric heating elements at its Company-owned plant in Macon, Missouri. All other kitchen countertop appliances are manufactured at the Company-owned plant in Boonville, Missouri. Time products manufactured by the Company are produced at the Company-owned plant in Laurinburg, North Carolina. The Company believes that its ownership of manufacturing plants facilitates cost savings through vertical integration, incorporation of manufacturing technology and other improvements in productivity and cost control in certain products. The Company also believes, however, that certain products can be acquired more cost effectively from outside vendors. The mix of products manufactured in the Company's facilities versus those purchased from contract suppliers is likely to change in the future, but the Company currently intends to continue to manufacture over 60% of its
products in the near future.   See "BUSINESS--Restructuring."

     By manufacturing the majority of its products in Company-owned plants, the Company believes it is better able to assure product quality and reliability than many of its competitors that make more extensive use of product imports. This approach also improves the Company's ability to provide on time and uninterrupted product shipments as well as minimizing certain risks associated with reliance on foreign vendors, such as foreign currency fluctuations, import duties, trade restrictions, work stoppages and political instability. In certain categories, however, products are imported which are manufactured in accordance with the Company's design and engineering specifications and are inspected by the Company to assure that quality control is maintained.

     The Company's engineering department is responsible primarily for the design and testing of its products. The
Company has acquired a computer design system to assist its engineers in developing new products and modifying existing products.

     Most of the component parts and raw materials purchased by the Company for its manufacturing operations, such as finished and aluminized steel, phenolic resins and molded parts are available from numerous suppliers. The Company does not believe that it is dependent on any single source for any significant portion of its component purchases or raw materials, the loss of which may have a material adverse effect on the Company. The Company has not experienced any significant raw material or component shortages.

SEASONALITY

     The Company believes that sales of many of its products are seasonal, in that a significant percentage of certain of its products are given as gifts, and therefore sell in larger volumes during the Christmas shopping season. The Company's gross profits are generally lower in the first quarter than in the fourth quarter due, in part, to a higher level of sales in the last quarter which enables fixed production costs to be spread over a greater number of units. See Note 9 of Notes to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data" for quarterly financial information.

COMPETITION

     The product categories in which the Company competes are mature and highly competitive. Competition is based upon price and quality, as well as innovation in the design of new products and replacement models and in marketing and distribution approaches. The Company believes that new product introductions, such as Bagel Perfect [Trademark] toasters, breadmakers with unique functions like dessert cycles, bread stick pans, and butter cycles, the Cool Edge Grill [Trademark] with searing section, and enhancements of existing products, as well as their continued market acceptance, are of particular importance to the Company's growth and profitability. The Company competes with established companies, several of which have substantially greater facilities, personnel, financial and other resources than those of the Company. The Company's competitors in its major product categories (some of which effectively compete only in certain subcategories) include, among others: (i) kitchen countertop appliances -- NACCO Industries (Proctor-Silex and Hamilton Beach), Black & Decker, Sunbeam Corp. (Sunbeam-Oster), Rival Co., Health-o-meter Products Inc. (Mr. Coffee), Salton-Maxim and National Presto; and (ii) time products -- General Time, Spartus and Intermatic.

     The Company believes its most important competitive strengths are favorable consumer recognition of the Company's well established brand names, its core of established products, the quality, design and competitive pricing of those products, innovation in the development of new products and the enhancement of existing products, its access to all major channels of distribution, its ability to provide quality and on-time shipment through Company-owned plants and warehouses, attention to customer needs and service and the continuity and ability of its management team.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 1,560 persons. The Company plans, however, to reduce its total work force from 1996 fourth quarter levels by approximately 10%, effective April 15, 1997, due to the Company's restructuring initiatives. See "BUSINESS -- Restructuring." The Company's employees are not represented by any labor union. The Company generally considers its relationship with employees to be good.

REGULATION

     The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer products safety. The Company has not experienced significant difficulty in complying with such regulations and compliance generally has not had an adverse effect on the Company's business. All of the Company's electric-powered products (other than certain battery operated products for which listing is not available) are listed by Underwriters Laboratories, Inc. ("UL"), or the Canadian Standards Association
(CSA), or have a cross listing (CUL), recognized by both organizations. These organizations are independent, not-for-profit corporations engaged in the testing of products for compliance with certain public safety standards.

TRADEMARKS AND PATENTS

     The Company holds a number of patents and trademarks registered in the United States and foreign countries for various products and processes, including the Toastmaster [Registered Trademark] and Ingraham [Registered Trademark] trademarks registered with the United States Patent and Trademark Office. The Company considers these two trademarks to be of considerable value and of material importance to its business.

     The Company holds numerous domestic and international patents, including design patents. The Company believes that none of the Company's product lines is dependent upon any single patent or group of patents.


ITEM 2.   PROPERTIES.

     The Company owns all of the facilities listed below. These facilities have been pledged as collateral to secure payment of the Company's debt obligations. See Note 3 of Notes to Consolidated Financial Statements under "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The following table sets forth the location, approximate square footage and principal use of each of the Company's significant facilities.

     Location                       Square Feet         Use

Boonville, Missouri. . . . . . . .     169,000     Manufacturing facility
Macon, Missouri. . . . . . . . . .     171,000     Manufacturing facility
Laurinburg, NC . . . . . . . . . .     223,000     Mfg. and Whse. facility
Columbia, Missouri . . . . . . . .     107,000     Warehouse
Columbia, Missouri . . . . . . . .      65,000     Warehouse
Moberly, Missouri  . . . . . . . .     134,000     Warehouse
Columbia, Missouri . . . . . . . .      62,000     Executive offices
Boonville, Missouri. . . . . . . .      58,000     Service center
Kirksville, Missouri . . . . . . .     114,000     Warehouse

     The Company believes that its facilities generally are suitable and adequate for its current level of operations and provide sufficient productive capacity for its foreseeable needs without the need for material capital expenditures. The Company completed construction of a warehouse addition of approximately 48,000 square feet on the Laurinburg, North Carolina facility in late 1996, and occupied the new space in January 1997. The Company believes that certain roof and other repairs will be necessary in 1997 for both the Macon, Missouri facility and the larger of the two Columbia, Missouri warehouses.

ITEM 3.   LEGAL PROCEEDINGS.

GENERAL

     The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation will not have a material adverse effect on its business, financial condition or results of operations. The Company has product liability and general liability insurance policies in amounts it believes to be reasonable given its current level of business. It is conceivable, however, that the Company could incur claims for which it is not insured or that exceed the amount of its insurance coverage.

CERTAIN ENVIRONMENTAL MATTERS

     The Company is a party to environmental proceedings at two sites which are described below and is investigating the need for remediation at two additional facilities of the Company. The Company has accrued approximately $200,000 for the anticipated future costs of investigation and remediation. Although such costs could exceed that amount, the Company believes that any such excess will not be material to the Company.

     On May 30, 1991, the Missouri Department of Natural Resources ("MDNR") submitted a letter to Toastmaster proposing to place the Company's Kirksville, Missouri facility on the Missouri Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. Toastmaster appealed the listing. A Consent Agreement resolving the matter was executed in February 1997 and, as a result, the site will not be listed. A remedial action plan is currently being developed. Toastmaster is committed to an appropriate remediation of the site.

     Toastmaster is one of over 300 potentially responsible parties ("PRPs") at the Missouri Electric Work site in Cape Girardeau, Missouri (the "Site"), which has been identified for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Under CERCLA, a PRP's liability for cleanup costs is strict, joint and several. A Consent Decree has been entered into by PRPs which includes a commitment to pay for soil remediation and groundwater investigation at the Site. This Decree has been approved. Under the Consent Decree's allocation formula, Toastmaster's fractional share of the cost of soil remediation and groundwater investigation is approximately 0.479% of the total cost, which percentage and therefore the portion of the remediation and investigation costs borne by the Company may vary depending upon the government's or participating PRP's ability to collect from non-signing PRPs or the failure of signing PRPs to pay the amounts for which they are responsible under the Consent Decree. The total cost for soil remediation and groundwater investigation is currently estimated at $17 million. Based on this estimate, and taking into account the portion agreed to be borne by de minimis settlors, settling federal defendants and the Environmental Protection Agency ("EPA"), Toastmaster's allocated share of costs under this Consent Decree is estimated to be approximately $50,000.

     The provisions of the Consent Decree to which the Company is a party do not address groundwater remediation, the cost of which has not been determined. Primarily because of the small volume of waste Toastmaster allegedly contributed to the Site, as well as the large number of other PRPs and the EPA's commitment to pay 20% of the total cost of groundwater remediation, Toastmaster does not anticipate that its share of groundwater remediation costs will be material.

     Contamination was detected at the Laurinburg, North Carolina facility of the same types of materials as those detected at the Kirksville site described above. The Company notified the North Carolina Department of Health and Environment of this contamination. Toastmaster was notified by letter dated February 5, 1990 that the Laurinburg facility has been included on the Inactive Hazardous Waste Sites Priority List. Once placed on this list, responsible parties are encouraged to cleanup the site or, if the site endangers public health or the environment, a remedial action can be ordered by the State. After conducting the necessary investigative work and acquiring the approval of the State, a remedial plan was implemented at this site consisting of a groundwater recovery system. In addition, a former waste water treatment facility has been closed in accordance with applicable environmental requirements.

     Contamination was detected at the Macon, Missouri facility of the same type of materials as those detected at the Kirksville site previously described. The Company has entered into a contract with a consultant to provide further investigative and remedial work. An agreement to enter the Voluntary Cleanup Program with the MDNR to remediate the Macon, Missouri facility contamination was signed in March 1996.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive officers of Toastmaster are elected annually and serve until their successors are duly elected and qualified or until their earlier resignation or removal. The current executive officers of the Company, their ages and present positions with the Company are as follows:

          Name        Age          Position and Offices Held

Robert H. Deming         62        Chairman, Chief Executive
                                   Officer and Director

Daniel J. Stubler        53        President, Chief Operating
                                   Officer and Director

John E. Thompson         49        Executive Vice President --
                                   Chief Financial Officer,
                                   Treasurer and Director

Scott R. Thrasher        41        Senior Vice President -- Sales
                                   and Marketing

Ralph J. Ronalter, Jr.   41        Vice President/General
                                   Manager -- Time Products

Linda G. Arnold          49        Vice President -- Human
                                   Resources and Secretary

     The business experience of each of the executive officers of the Company during the last five years is as follows:

     Robert H. Deming has served as Chairman of the Board of Directors, Chief Executive Officer and Director of the Company since January 1987. Since joining the Company in 1976, he has served as President from 1976 through January 1987 and as Chairman of the Board of Directors and Chief Executive Officer from 1980 through 1983. Mr. Deming holds a Bachelor of Science degree in Accounting and a Master of Science degree in Business Administration from the University of Colorado, as well as a Doctorate in Business Administration from The Harvard University Graduate School of Business Administration. Mr. Deming is not engaged in the day-to-day operations of the Company, but rather spends his business-related time on monitoring the performance of the Company, strategic and long-range planning, and identifying and evaluating acquisition opportunities. In addition, he spends a portion of his business-related time in the furtherance of the interests of the Company, which interests include activities intended either to fulfill the Company's social responsibility or to keep Mr. Deming abreast of developments or opportunities in the Company's industry or related fields of knowledge or management.

     Daniel J. Stubler has served as President, Chief Operating Officer, and Director since January 1987. Between 1976 and January 1987, he served the Company in several capacities, the last of which was as Senior Vice President with responsibility for marketing and administration and Secretary of the Company. He currently serves as a director of First Missouri Bancorporation. Mr. Stubler holds a Bachelor of Science degree in Accounting from Gannon University and a Masters of Science degree in Industrial Relations from the University of Massachusetts at Amherst.

     John E. Thompson has served as Executive Vice President -- Chief Financial Officer, Treasurer and Director of the Company since January 1987. Between 1970 and January 1987, he has served in several capacities, the last of which was as Senior Vice President of the Company. He currently serves as a director of First National Bank & Trust Company, Columbia, Missouri. Mr. Thompson holds a Bachelor of Science degree in Accounting from Northern Illinois University.

     Scott R. Thrasher joined the Company in 1977 and has served as Senior Vice President -- Sales and Marketing since April 1995. Previously, he served as Senior Vice President -- Sales from January 1994 to April 1995, and as Vice President -- Sales from January 1991 to January 1994. Mr. Thrasher holds a Bachelor of Science degree in Marketing from the University of Missouri.

     Ralph J. Ronalter, Jr. joined the Company in 1982 and has served as Vice President and General Manager -- Time Products since October 1989. Previously, he served as Vice President with responsibility for sales and marketing in the Time Products division from 1984 to October 1989. Mr. Ronalter holds a Bachelor of Science degree in Geology from the University of North Carolina-Chapel Hill.

     Linda G. Arnold joined the Company in 1978 and has served as Vice President -- Human Resources since January 1987 and as Secretary of the Company since November 1991. Previously, she served as Director of Personnel of the Company from 1984 to January 1987. Ms. Arnold attended the University of Missouri, Kansas City.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer except as contemplated by the Stockholders' Agreement described below. Mr. Deming, Mr. Stubler, Mr. Thompson and Ralph J. Ronalter, Jr., together with certain other shareholders of the Company, have agreed to vote those of their shares subject to the Stockholders' Agreement (representing 3,756,479 shares of Toastmaster common stock as of January 31, 1997 and constituting approximately 49.8% of the shares outstanding) in favor of the election of directors approved by Mr. Deming, including Messrs. Deming, Stubler and Thompson, and have given their irrevocable proxy to Mr. Deming to effect that vote. This voting agreement and related proxy automatically terminate upon the earlier of May 16, 1999 or Mr. Deming's death, mental incapacity or voluntary termination of employment with the Company, at such time as Mr. Deming, together with his family, ceases to own at least 500,000 shares of Common Stock (as adjusted for any stock dividend, stock split, combination or reclassification of shares, recapitalization or similar transaction) and upon the occurrence of certain other events specified in the Stockholders' Agreement and proxy (and, in the case of Mr. Stubler and Mr. Thompson, their voting agreement and related proxy also terminate if they are involuntarily terminated from their respective offices or removed as a director).


                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Market for the Company's Common Stock and Related Stockholder Matters" in the Registrant's 1996 Annual Report to Shareholders.


ITEM 6.   SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Selected
Financial Information" in the Registrant's 1996 Annual Report to
Shareholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

     In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks and uncertainties that could affect the Company's actual results of operations, financial condition or business and that could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere, orally or in writing, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

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

RELIANCE ON CERTAIN CUSTOMERS

     The Company's revenues in the aggregate with respect to its five largest customers during 1994, 1995 and 1996 were approximately 47.7%, 45.7% and 42.8%, respectively, of its total revenues. During 1994, 1995 and 1996, Wal-Mart (including Sam's Clubs) accounted for approximately 30%, 29% and 27%, respectively, of the Company's revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them.
A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition, as has been true in the past.

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

A significant deterioration in the financial condition of the Company's major customers, or in the retail environment in general, could have a material adverse effect on the Company's sales and profitability. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a "just-in-time" basis, which requires the Company to shorten its lead time for production in certain cases and more closely anticipate demand and could in the future require the carrying of additional inventories by the Company.

SEASONALITY AND VARIABILITY OF QUARTERLY RESULTS AND STOCK PRICE

     The Company believes that sales of many of its products are seasonal, in that a significant percentage of certain of its products are given as gifts, and therefore sell in larger volumes during the Christmas shopping season. Gross profits are usually lower in the first quarter than in the fourth quarter due to lower sales volume, and correspondingly lower production volumes. In addition, the Company's quarterly results of operations could be adversely affected by the timing of new product introductions, competitive pricing pressures, fluctuations in product returns, increases in selling, general and administrative expenses, changes in interest rates, overall market conditions and other factors. Operating results also can vary between quarters of the same or different years due to, among other things, changes in product mix, limitations on the timing of price increases and variances in the cost of raw materials, and the timing of high volume retail periods or special promotions. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful. In addition, the Company's stock price may experience significant price and volume fluctuations in response to internal and external factors which cause variations in its quarterly results of operations and the stock markets.

DEPENDENCE UPON EXECUTIVE OFFICERS

     The development of the Company's business has been largely dependent on the efforts of Robert H. Deming, Daniel J. Stubler and John E. Thompson. The loss of the services of one or more of these officers could have a material adverse effect on the Company. The Company has entered into an employment agreement with each of these officers.

FLUCTUATIONS IN PRICES OF RAW MATERIALS

     The Company purchases its raw materials from various outside sources. The price and availability of raw materials can fluctuate and periods of shortage are possible. The principal raw materials used by the Company in producing its products are aluminum, steel and plastic, together with paperboard packaging, and are purchased at prevailing market prices. The price and availability of raw materials are determined by constantly changing market forces over which the Company has limited control. Moreover, there can be no assurance that the Company would be able to recover increases in raw materials prices through price increases of its products. A significant increase in the price of raw materials and/or a significant shortage of raw materials could have a material adverse effect on the Company's results of operations and financial condition.

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

EXPOSURE TO CURRENCY EXCHANGE RATES

     Although the Company is not primarily dependent upon unaffiliated foreign companies for the manufacture of most of its products (with the notable exception of the breadmakers, among others), the Company's operations nevertheless are subject to fluctuations in foreign currency exchange rates relative to the United States dollar. The operations of the Company's wholly-owned subsidiary, Toastmaster de Mexico S.A. de C.V., particularly could be adversely affected by the devaluation of the peso relative to the dollar. In addition, a strengthening of the United States dollar relative to local currencies abroad will reduce the cost of imported products and benefit the Company relatively less than those of its competitors who rely more heavily on imported products.

RESTRUCTURING UNCERTAINTIES

     The Company's proposed restructuring involves risks and uncertainties concerning, among other things, the costs, savings and other effects resulting from foreign sourcing of products and disposition of the environmental product line and the nature, scope and effectiveness of any other restructuring that may emerge from the Company's evaluation process. There can be no assurance that the Company will be able to accurately predict the consequences of the restructuring, and any material deviation in the results of such restructuring from those anticipated by the Company could have a material adverse effect on the Company's results of operations, financial condition and business.

INCREASED RELIANCE ON FOREIGN SUPPLIERS

     Although the Company is not primarily dependent upon unaffiliated foreign companies for the manufacture of most of its products (with the notable exception of the breadmakers, among others), the Company's operations nevertheless are subject to increased reliance on foreign suppliers for certain of its products. The risks associated with reliance on foreign vendors, such as foreign currency fluctuations, import duties, trade restrictions, work stoppages and political instability are increased as more product is obtained from these suppliers. While the Company believes it has chosen reliable and dependable suppliers, they are nevertheless, unaffiliated independent companies, subject to the risks mentioned above. Products which are imported are manufactured in accordance with the Company's design and engineering specifications and are inspected by the Company to assure that quality control is maintained.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's 1996 Annual Report to Shareholders.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference to (i) the information under the caption "Election of Directors" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees") and (ii) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation Committee Report" and "Company Performance") in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Toastmaster Common Stock" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

          (a)  Exhibits, Financial Statements and Financial
Statement Schedules:

     1.   Financial Statements:

          The following financial statements of the Registrant and report of the Registrant's independent auditors, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8 to this report:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1996 and
          1995.

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules:

          Independent Auditors' Report

          Schedule I -- Valuation and Qualifying Accounts

          All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     3.   Exhibits:

Exhibit
   No.                        Description

3.1   Articles of Incorporation (filed with the Registrant's
      Registration Statement on Form 8-B (File No. 1-11007) as
      Exhibit 3.1 and incorporated herein by reference)

3.1.1 Articles of Merger (in which the Registrant's Articles of Incorporation were amended to change the name of the Registrant) (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit
      3.1.1 and incorporated herein by reference)

3.2 Bylaws (filed with the Registrant's Registration Statement on Form 8-B (File No. 1-11007) as Exhibit 3.2 and incorporated herein by reference)

4.1 Specimen Definitive Common Stock Certificate (filed with the Registrant's Registration Statement on Form 8-B (File
      No. 1-11007) as Exhibit 3.3 and incorporated herein by reference)

4.2   Promissory Note, dated November 21, 1989 (filed with the
      Registrant's Registration Statement on Form S-1 (File
      No. 33-43932) as Exhibit 4.4 and incorporated herein by reference)

4.3 Loan and Security Agreement, dated as of November 19, 1993, between Barclays Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit
      10.1 and incorporated herein by reference)

4.3.1 First Amendment to Loan and Security Agreement, dated as of March 7, 1994, between Barclays Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.1.1 and incorporated herein by reference)

4.3.2 Second Amendment to Loan and Security Agreement, dated as of April 20, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Registration Statement on Form S-8 (File No. 33-80208) as
      Exhibit 4.3.2 and incorporated herein by reference)

4.3.3 Assignment, Assumption and Third Amendment to Loan Agreement, dated as of June 23, 1994, among the Registrant's predecessor, the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Registration Statement on Form 8-B (File No. 1-11007) as
      Exhibit 3.5.3 and incorporated herein by reference)

4.3.4 Fourth Amendment to Loan and Security Agreement, dated as of October 24, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.4 and incorporated herein by reference)

4.3.5 Fifth Amendment to Loan and Security Agreement, dated as of November 17, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.5 and incorporated herein by reference)

4.3.6 Sixth Amendment to Loan and Security Agreement, dated as of December 31, 1994, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.6 and incorporated herein by reference)

4.3.7 Seventh Amendment to Loan and Security Agreement, dated as of April 24, 1995, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 as
      Exhibit 10 and incorporated herein by reference)

4.3.8 Eighth Amendment to Loan and Security Agreement, dated as of July 18, 1995, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.8 and incorporated herein by reference)

4.3.9 Ninth Amendment to Loan and Security Agreement, dated as of March 28, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.9 and incorporated herein by reference)

4.3.10 Tenth Amendment to Loan and Security Agreement, dated as of July 12, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1996 as Exhibit 10.1.10 and incorporated herein by reference)

4.3.11 Eleventh Amendment to Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10.1.11 and incorporated herein by reference)

4.3.12 Waiver and Twelfth Amendment to Loan and Security
       Agreement, dated as of February 21, 1997, between the Registrant and Fleet Capital Corporation (filed as
       Exhibit 10.1.12)

10.1 Loan and Security Agreement, dated as of November 19, 1993, between Barclays Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit
       10.1 and incorporated herein by reference)

10.1.1 First Amendment to Loan and Security Agreement, dated as of March 7, 1994, between Barclays Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.1.1 and incorporated herein by reference)

10.1.2 Second Amendment to Loan and Security Agreement, dated as of April 20, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Registration Statement on Form S-8 (File No. 33-80208) as
       Exhibit 4.3.2 and incorporated herein by reference)

10.1.3 Assignment, Assumption and Third Amendment to Loan Agreement, dated as of June 23, 1994, among the Registrant's predecessor, the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Registration Statement on Form 8-B (File No. 1-11007) as
       Exhibit 3.5.3 and incorporated herein by reference)

10.1.4 Fourth Amendment to Loan and Security Agreement, dated as of October 24, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.4 and incorporated herein by reference)

10.1.5 Fifth Amendment to Loan and Security Agreement, dated as of November 17, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.5 and incorporated herein by reference)

10.1.6 Sixth Amendment to Loan and Security Agreement, dated as of December 31, 1994, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.6 and incorporated herein by reference)

10.1.7 Seventh Amendment to Loan and Security Agreement, dated as of April 24, 1995, between the Registrant and Shawmut
       Capital Corporation (filed with the Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June
       30, 1995 as Exhibit 10 and incorporated herein by reference)

10.1.8 Eighth Amendment to Loan and Security Agreement, dated as of July 18, 1995, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.8 and incorporated herein by reference)

10.1.9 Ninth Amendment to Loan and Security Agreement, dated as of March 28, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.9 and incorporated herein by reference)

10.1.10 Tenth Amendment to Loan and Security Agreement, dated as of July 12, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1996 as Exhibit 10.1.10 and incorporated herein by reference)

10.1.11 Eleventh Amendment to Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10.1.11 and incorporated herein by reference)

10.1.12 Waiver and Twelfth Amendment to Loan and Security
        Agreement, dated as of February 21, 1997, between the Registrant and Fleet Capital Corporation

10.2 Master Agreement of Lease, dated October 1, 1991, between St. Louis Leasing Corporation and the Registrant
        (filed with Amendment No. 1 to the Registrant's
        Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.2 and incorporated herein by reference)

10.3 Stockholders' Agreement, dated November 13, 1991, among the Registrant and the shareholders of the Registrant identified therein (filed with the Registrant's Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.3 and incorporated herein by reference)

10.3.1  Amendment to Stockholders' Agreement, dated December 30,
        1993, among the Registrant and the shareholders of the Registrant identified therein (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.3.1 and incorporated herein by reference)

10.4    Form of Employment Agreement between the Registrant and
        Robert H. Deming (filed with the Registrant's
        Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.4 and incorporated herein by reference)*

10.5    Form of Employment Agreement between the Registrant and
        Daniel J. Stubler (filed with the Registrant's
        Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.5 and incorporated herein by reference)*

10.6    Form of Employment Agreement between the Registrant and
        John E. Thompson (filed with the Registrant's
        Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.6 and incorporated herein by reference)*

10.7    Form of Indemnification Agreement and Schedule of
        Parties Thereto (filed with the Registrant's
        Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.7 and incorporated herein by reference)*

10.7.1  Revised Schedule of Parties to Indemnification
        Agreements (filed with Amendment No. 1 to the
        Registrant's Registration Statement on Form S-1 (File
        No. 33-43932) as Exhibit 10.7.1 and incorporated herein by reference)*

10.8 Toastmaster Inc. Incentive Stock Option Plan (filed with the Registrant's Registration Statement on Form S-1
        (File No. 33-43932) as Exhibit 10.8 and incorporated herein by reference)

10.9 Toastmaster Inc. Non-Statutory Stock Option Plan (filed with the Registrant's Registration Statement on Form S-1
        (File No. 33-43932) as Exhibit 10.9 and incorporated herein by reference)

10.10 Toastmaster Inc. Incentive Program - 1994 (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.13 and incorporated herein by reference)*

10.11   Toastmaster Inc. Savings and Investment Plan (filed with
        Registrant's Registration Statement on Form S-1 (File
        No. 33-43932) as Exhibit 10.11 and incorporated herein by reference)*

10.12   Toastmaster Inc. Pension Plan for Salaried Employees
        (filed with the Registrant's Registration Statement on
        Form S-1 (File No. 33-43932) as Exhibit 10.12 and incorporated herein by reference)*

10.13 Toastmaster Inc. Supplemental Insurance Plan (filed with the Registrant's Registration Statement on Form S-1
        (File No. 33-43932) as Exhibit 10.13 and incorporated herein by reference)*

10.14   Directors and Officers Insurance and Company
        Reimbursement Policy (filed with Amendment No. 1 to the
        Registrant's Registration Statement on Form S-1 (File
        No. 33-43932) as Exhibit 10.14 and incorporated herein by reference)

10.15   Toastmaster Inc. Non-Employee Directors Stock Option
        Plan (filed with the Registrant's Annual Report on Form
        10-K for the year ended December 31, 1992 as Exhibit
        10.16 and incorporated herein by reference)

10.16   Toastmaster Inc. Supplemental Executive Retirement Plan
        (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.19 and incorporated herein by reference)*

10.17 Toastmaster Inc. Incentive Program - 1995 (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.20 and incorporated herein by reference)*

10.18 Toastmaster Inc. Incentive Program - 1996 (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.21 and incorporated herein by reference)*

10.19   Toastmaster Inc. Incentive Program - 1997*

10.20   Master Equipment Lease, dated June 14, 1995, between
        Fleet Credit Corporation and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.22 and incorporated herein by reference)

10.21 Master Lease Agreement, dated July 11, 1995, between Bankers Leasing Association, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.23 and incorporated herein by reference)

10.22   Toastmaster Inc. Supplemental Executive Retirement Plan
        II (filed with the Registrant's Annual Report on Form
        10-K for the year ended December 31, 1995 as Exhibit
        10.24 and incorporated herein by reference)*

10.23 Master Equipment Lease Agreement, dated August 12, 1996, between AT&T Systems Leasing Corporation and the
        Registrant

10.24   Toastmaster Inc. 1997 Non-Employee Directors Stock
        Option Plan

13      The Registrant's 1996 Annual Report to Shareholders
        (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission)

21      List of Subsidiaries (filed with the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1994 as Exhibit 21 and incorporated herein by reference)

23      Consent of KPMG Peat Marwick LLP with regard to the
        Registrant's Registration Statements on Form S-8 (File
        Nos. 33-78516 and 33-80208)

27      Financial Data Schedule

____________________
* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

     (b)  Reports on Form 8-K:

          None.

     (c)  Exhibits:

          See Exhibits identified above under Item 14(a)3.

     (d)  Financial Statement Schedules:

          See Financial Statement Schedules identified above under Item 14(a)2.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOASTMASTER INC.


                                   By   /s/ Robert H. Deming
                                    Robert H. Deming
                                      Chairman of the Board and
                                      Chief  Executive Officer
Dated:  March 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE AND TITLE                 DATE


          /s/ Robert H. Deming                    March 20, 1997
Robert H. Deming
     Chairman of the Board,
     Chief Executive Officer and Director
     (Principal Executive Officer)


          /s/ Daniel J. Stubler                   March 25, 1997
Daniel J. Stubler
     President,
     Chief Operating Officer and Director


          /s/ John E. Thompson                    March 25, 1997
John E. Thompson
     Executive Vice President --
     Chief Financial Officer,
     Treasurer and Director (Principal
     Financial and Accounting Officer)


          /s/ Edward J. Williams                  March 18, 1997
Edward J. Williams
     Director


          /s/ S B. Rymer, Jr.                     March 18, 1997
S B. Rymer, Jr.
     Director


         /s/ James L. Hesburg                     March 18, 1997
James L. Hesburgh
     Director

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
Toastmaster Inc.:

Under date of February 21, 1997, we reported on the consolidated balance sheets of Toastmaster Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed under Item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG Peat Marwick LLP






Kansas City, Missouri
February 21, 1997



Schedule I

                                     TOASTMASTER INC.

                             Valuation and Qualifying Accounts

      Column A                Column B      Column C     Column D       Column E    Column F

                             Balance at     Charged to                               Balance
                            beginning of    costs and    Charged to                  at end
  Classification               period        expenses  other accounts  Deductions   of period


Year ended
 December 31, 1994:
  Allowance for sales
  discounts, returns
  and doubtful
  accounts                  $  2,060,000    1,812,214        -     (1,438,214)/1/    2,434,000

 Accrued warranty
  expense                    $  1,500,000  8,281,000        -        (7,581,000)     2,200,000

Year ended
 December 31, 1995:
  Allowance for sales
  discounts, returns
  and doubtful
  accounts                  $  2,434,000    3,036,000         -      (2,798,000)/1/  2,672,000

 Accrued warranty
  expense                    $  2,200,000  9,734,000         -       (9,534,000)     2,400,000

Year ended
 December 31, 1996:
  Allowance for sales
  discounts, returns
  and doubtful
  accounts                  $  2,672,000    1,902,000        -       (1,900,000)/1/  2,674,000

 Accrued warranty
  expense                    $  2,400,000  2,825,000         -       (2,825,000)     2,400,000

/1/ Sales discounts and accounts considered uncollectible



See accompanying independent auditors' report


                          EXHIBIT INDEX

Exhibit
  No.                         Description                    Page

3.1       Articles of Incorporation (filed with the             *
          Registrant's Registration Statement on Form 8-B
          (File No. 1-11007) as Exhibit 3.1 and incorporated herein by reference)

3.1.1     Articles of Merger (in which the Registrant's         *
          Articles of Incorporation were amended to change the name of the Registrant) (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 3.1.1 and incorporated herein by reference)

3.2       Bylaws (filed with the Registrant's Registration      *
          Statement on Form 8-B (File No. 1-11007) as
          Exhibit 3.2 and incorporated herein by reference)

4.1       Specimen Definitive Common Stock Certificate          *
          (filed with the Registrant's Registration
          Statement on Form 8-B (File No. 1-11007) as
          Exhibit 3.3 and incorporated herein by reference)

4.2       Promissory Note, dated November 21, 1989 (filed       *
          with the Registrant's Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 4.4 and incorporated herein by reference)

4.3       Loan and Security Agreement, dated as of              *
          November 19, 1993, between Barclays Business
          Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.1 and incorporated herein by reference)

4.3.1     First Amendment to Loan and Security Agreement,       *
          dated as of March 7, 1994, between Barclays
          Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit
          10.1.1 and incorporated herein by reference)

4.3.2     Second Amendment to Loan and Security Agreement,      *
          dated as of April 20, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Registration Statement on Form S-8
          (File No. 33-80208) as Exhibit 4.3.2 and incorporated herein by reference)

4.3.3     Assignment, Assumption and Third Amendment to         *
          Loan Agreement, dated as of June 23, 1994, among the Registrant's predecessor, the Registrant and Barclays Business Credit, Inc. (filed with the
          Registrant's Registration Statement on Form 8-B
          (File No. 1-11007) as Exhibit 3.5.3 and incorporated herein by reference)

4.3.4     Fourth Amendment to Loan and Security Agreement,      *
          dated as of October 24, 1994, between the Registrant and Barclays Business Credit, Inc.
          (filed with the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1994 as
          Exhibit 10.1.4 and incorporated herein by reference)

4.3.5     Fifth Amendment to Loan and Security Agreement,       *
          dated as of November 17, 1994, between the Registrant and Barclays Business Credit, Inc.
          (filed with the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1994 as
          Exhibit 10.1.5 and incorporated herein by reference)

4.3.6     Sixth Amendment to Loan and Security Agreement,       *
          dated as of December 31, 1994, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit
          10.1.6 and incorporated herein by reference)

4.3.7     Seventh Amendment to Loan and Security Agreement,     *
          dated as of April 24, 1995, between the Registrant and Shawmut Capital Corporation (filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 as Exhibit 10 and incorporated herein by reference)

4.3.8     Eighth Amendment to Loan and Security Agreement,      *
          dated as of July 18, 1995, between the Registrant and Shawmut Capital Corporation (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.8 and incorporated herein by reference)

4.3.9     Ninth Amendment to Loan and Security Agreement,       *
          dated as of March 28, 1996, between the Registrant and Fleet Capital Corporation (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.9 and incorporated herein by reference)

4.3.10    Tenth Amendment to Loan and Security Agreement,       *
          dated as of July 12, 1996, between the Registrant and Fleet Capital Corporation (filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as Exhibit 10.1.10 and incorporated herein by reference)

4.3.11    Eleventh Amendment to Loan and Security Agreement,    *
          dated as of October 22, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as
          Exhibit 10.1.11 and incorporated herein by reference)

4.3.12    Waiver and Twelfth Amendment to Loan and Security    __
          Agreement, dated as of February 21, 1997, between the Registrant and Fleet Capital Corporation (filed as Exhibit 10.1.12)

10.1      Loan and Security Agreement, dated as of              *
          November 19, 1993, between Barclays Business
          Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.1 and incorporated herein by reference)

10.1.1    First Amendment to Loan and Security Agreement,       *
          dated as of March 7, 1994, between Barclays
          Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit
          10.1.1 and incorporated herein by reference)

10.1.2    Second Amendment to Loan and Security Agreement,      *
          dated as of April 20, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the
          Registrant's Registration Statement on Form S-8
          (File No. 33-80208) as Exhibit 4.3.2 and incorporated herein by reference)

10.1.3    Assignment, Assumption and Third Amendment to         *
          Loan Agreement, dated as of June 23, 1994, among the Registrant's predecessor, the Registrant and Barclays Business Credit, Inc. (filed with the
          Registrant's Registration Statement on Form 8-B
          (File No. 1-11007) as Exhibit 3.5.3 and incorporated herein by reference)

10.1.4    Fourth Amendment to Loan and Security Agreement,      *
          dated as of October 24, 1994, between the Registrant and Barclays Business Credit, Inc.
          (filed with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1994 as
          Exhibit 10.1.4 and incorporated herein by reference)

10.1.5    Fifth Amendment to Loan and Security Agreement,       *
          dated as of November 17, 1994, between the Registrant and Barclays Business Credit, Inc.
          (filed with the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.5 and incorporated herein by reference)

10.1.6    Sixth Amendment to Loan and Security Agreement,       *
          dated as of December 31, 1994, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit
          10.1.6 and incorporated herein by reference)

10.1.7    Seventh Amendment to Loan and Security Agreement,     *
          dated as of April 24, 1995, between the Registrant and Shawmut Capital Corporation (filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 as Exhibit 10 and incorporated herein by reference)

10.1.8    Eighth Amendment to Loan and Security Agreement,      *
          dated as of July 18, 1995, between the Registrant and Shawmut Capital Corporation (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.8 and incorporated herein by reference)

10.1.9    Ninth Amendment to Loan and Security Agreement,       *
          dated as of March 28, 1996, between the Registrant and Fleet Capital Corporation (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.1.9 and incorporated herein by reference)

10.1.10   Tenth Amendment to Loan and Security Agreement,       *
          dated as of July 12, 1996, between the Registrant and Fleet Capital Corporation (filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as Exhibit 10.1.10 and incorporated herein by reference)

10.1.11   Eleventh Amendment to Loan and Security Agreement,    *
          dated as of October 22, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10.1.11 and incorporated herein by reference)

10.1.12   Waiver and Twelfth Amendment to Loan and Security    __
          Agreement, dated as of February 21, 1997, between the Registrant and Fleet Capital Corporation

10.2      Master Agreement of Lease, dated October 1, 1991,     *
          between St. Louis Leasing Corporation and the
          Registrant (filed with Amendment No. 1 to the
          Registrant's Registration Statement on Form S-1
          (File No. 33-43932) as Exhibit 10.2 and
          incorporated herein by reference)

10.3      Stockholders' Agreement, dated November 13, 1991,     *
          among the Registrant and the shareholders of the Registrant identified therein (filed with the Registrant's Registration Statement on Form S-1
          (File No. 33-43932) as Exhibit 10.3 and
          incorporated herein by reference)

10.3.1    Amendment to Stockholders' Agreement, dated           *
          December 30, 1993, among the Registrant and the shareholders of the Registrant identified therein (filed with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1993 as Exhibit
          10.3.1 and incorporated herein by reference)

10.4      Form of Employment Agreement between the Registrant   *
          and Robert H. Deming (filed with the Registrant's
          Registration Statement on Form S-1 (File No.
          33-43932) as Exhibit 10.4 and incorporated herein by reference)

10.5      Form of Employment Agreement between the Registrant   *
          and Daniel J. Stubler (filed with the Registrant's
          Registration Statement on Form S-1 (File No.
          33-43932) as Exhibit 10.5 and incorporated herein by reference)

10.6      Form of Employment Agreement between the Registrant   *
          and John E. Thompson (filed with the Registrant's
          Registration Statement on Form S-1 (File No.
          33-43932) as Exhibit 10.6 and incorporated herein by reference)

10.7      Form of Indemnification Agreement and Schedule of     *
          Parties Thereto (filed with the Registrant's
          Registration Statement on Form S-1 (File No.
          33-43932) as Exhibit 10.7 and incorporated herein by reference)

10.7.1    Revised Schedule of Parties to Indemnification        *
          Agreements (filed with Amendment No. 1 to the
          Registrant's Registration Statement on Form S-1
          (File No. 33-43932) as Exhibit 10.7.1 and incorporated herein by reference)

10.8      Toastmaster Inc. Incentive Stock Option Plan          *
          (filed with the Registrant's Registration
          Statement on Form S-1 (File No. 33-43932) as
          Exhibit 10.8 and incorporated herein by reference)

10.9      Toastmaster Inc. Non-Statutory Stock Option Plan      *
          (filed with the Registrant's Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.9 and incorporated herein by reference)

10.10     Toastmaster Inc. Incentive Program - 1994 (filed      *
          with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit
          10.13 and incorporated herein by reference)

10.11     Toastmaster Inc. Savings and Investment Plan          *
          (filed with Registrant's Registration Statement on Form S-1 (File No. 33-43932) as Exhibit 10.11 and incorporated herein by reference)

10.12     Toastmaster Inc. Pension Plan for Salaried            *
          Employees (filed with the Registrant's
          Registration Statement on Form S-1 (File No.
          33-43932) as Exhibit 10.12 and incorporated herein by reference)

10.13     Toastmaster Inc. Supplemental Insurance Plan          *
          (filed with the Registrant's Registration
          Statement on Form S-1 (File No. 33-43932) as
          Exhibit 10.13 and incorporated herein by reference)

10.14     Directors and Officers Insurance and Company          *
          Reimbursement Policy (filed with Amendment No. 1 to the Registrant's Registration Statement on Form
          S-1 (File No. 33-43932) as Exhibit 10.14 and incorporated herein by reference)

10.15     Toastmaster Inc. Non-Employee Directors Stock         *
          Option Plan (filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10.16 and incorporated herein by reference)

10.16     Toastmaster Inc. Supplemental Executive Retirement    *
          Plan (filed with the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1995 as
          Exhibit 10.19 and incorporated herein by reference)

10.17     Toastmaster Inc. Incentive Program - 1995 (filed      *
          with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit
          10.20 and incorporated herein by reference)

10.18     Toastmaster Inc. Incentive Program - 1996 (filed      *
          with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit
          10.21 and incorporated herein by reference)

10.19     Toastmaster Inc. Incentive Program - 1997            __

10.20     Master Equipment Lease, dated June 14, 1995,          *
          between Fleet Credit Corporation and the Registrant (filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.22 and incorporated herein by reference)

10.21     Master Lease Agreement, dated July 11, 1995,          *
          between Bankers Leasing Association, Inc. and the Registrant (filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.23 and incorporated herein by reference)

10.22     Toastmaster Inc. Supplemental Executive Retirement    *
          Plan II (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as
          Exhibit 10.24 and incorporated herein by reference)

10.23     Master Equipment Lease Agreement, dated August 12,   __
          1996, between AT&T Systems Leasing Corporation and the Registrant

10.24     Toastmaster Inc. 1997 Non-Employee Directors Stock   __
          Option Plan

13 The Registrant's 1996 Annual Report to Shareholders (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission)

21        List of Subsidiaries (filed with the Registrant's     *
          Annual Report on Form 10-K for the year ended
          December 31, 1994 as Exhibit 21 and incorporated herein by reference)

23        Consent of KPMG Peat Marwick LLP with regard to      __
          the Registrant's Registration Statements on Form
          S-8 (File Nos. 33-78516 and 33-80208)

27        Financial Data Schedule

*         Incorporated herein by reference.
** Management contracts or compensatory plans or arrangements required to be identified by Item
          14(a)(3).