Form 10-Q
period 1997-03-31
TOASTMASTER INC
filed 1997-05-13
CIK 818268

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to            .

                 Commission file number: 1-11007

                         TOASTMASTER INC.
      (Exact name of registrant as specified in its charter)

          MISSOURI                          43-1204566
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


     1801 NORTH STADIUM BOULEVARD, COLUMBIA, MISSOURI  65202
     (Address of principal executive offices)       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(573) 445-8666

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

     AT APRIL 30, 1997, THERE WERE 7,538,250 SHARES OF
THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                         TOASTMASTER INC.
                              INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED STATEMENTS OF OPERATIONS -
          QUARTERS ENDED MARCH 31, 1997 AND 1996                 3

          CONSOLIDATED BALANCE SHEETS -
          MARCH 31, 1997 AND 1996 AND
          DECEMBER 31, 1996                                      4

          CONSOLIDATED STATEMENTS OF CASH FLOWS -
          THREE MONTHS ENDED MARCH 31, 1997 AND 1996             5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                           7-8


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        9

SIGNATURE                                                       10

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS


                                                  TOASTMASTER INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  QUARTER ENDED MAR 31
                                                     1997          1996

Net Sales                                         $ 26,315      $ 26,739
Cost of Sales                                       22,181        23,380
                                                    ______        ______
     Gross Profit                                    4,134         3,359

Selling, General and Admin. Expenses                 5,054         4,984
                                                    _______       _______
     Operating Loss                                   (920)       (1,625)

Other Expense - Interest                               862           980
                                                    _______       _______
    Loss Before Income Taxes                        (1,782)       (2,605)

Income Tax Benefit                                    (641)         (951)
                                                    _______       _______
     Net Loss                                      $(1,141)      $(1,654)
                                                    =======       =======

Net Loss Per Common and Common
  Equivalent Shares Outstanding                    $ (0.15)      $ (0.22)
                                                     ======        ======

Weighted Average Common and Common
     Equivalent Shares Outstanding                   7,538         7,538
                                                     =====         =====
SEE ACCOMPANYING NOTES

                         TOASTMASTER INC.
                   CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                                           3/31/97    12/31/96    3/31/96
     ASSETS
Cash                                      $    92     $    97    $   121
Accounts Receivable,
 less allowances                           25,376      42,704     30,514
Inventories
  Finished Goods                           30,140      30,043     32,217
  Raw Matl.,WIP                            10,808      10,811     11,944
  LIFO/Inventory Valuation
   Reserve                                 (4,472)     (6,377)    (1,884)
                                           ______      ______     ______
   Total Inventory                         36,476      34,477     42,277
Deferred Income Tax                         2,280       2,280        824
Prepaid Expenses                            3,711       1,562      2,355
                                           ______      ______     ______
     Total Current Assets                  67,935      81,120     76,091
                                           ______      ______     ______

Property, Plant and Equipment
  Land                                        928         926        921
  Buildings                                 9,057       9,057      9,048
    Less: Accumulated
     Depreciation                          (5,018)     (4,897)    (4,540)
  Machinery & Equipment                    43,356      42,717     40,380
    Less: Accumulated
     Depreciation                         (29,838)    (29,278)   (26,433)
                                          ________    ________   ________
      Net Property,
      Plant & Equipment                    18,485      18,525     19,376
                                          ________     _______    _______

Goodwill, net of
 accumulated amortization                   3,350       3,378      3,463
Other Assets                                1,898       1,831      1,747
                                           ______     _______    _______
                                         $ 91,668   $ 104,854   $100,677
                                           ======     =======    =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Current Installments of
   Long-Term Debt                        $  2,135    $  2,145   $  2,181
  Accounts Payable                          5,999       3,755      7,229
  Accrued Expenses                         12,199      13,600     13,061
                                           ______      ______     ______
     Total Current Liabilities             20,333      19,500     22,471

Long Term Debt, Excl.
 Current Installments                      31,884      44,611     33,561
Deferred Income Taxes                         579         579      1,036
                                           ______      ______     ______
     Total Liabilities                     52,796      64,690     57,068
                                           ______      ______     ______

Stockholders' Equity:
 Common Stock, $.10 par value                 760         760        760
 Additional Paid-in Capital                25,340      25,340     25,340
 Minimum Pension
   Liability Adjustment                      (227)       (227)      (267)
 Retained Earnings                         13,299      14,591     18,080
 Equity Adj. - Foreign
   Currency Translation                       (12)        (12)       (16)
                                           _______     _______    ______
                                           39,160      40,452     43,897
  Treasury Stock                             (288)       (288)      (288)
                                           _______     _______    ______
     Total Stockholders'
       Equity                              38,872      40,164     43,609
                                           ______      _______   _______
                                         $ 91,668     $104,854  $100,677
                                           ======      =======   =======
 SEE ACCOMPANYING NOTES

                         TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                                                     QUARTER ENDED MAR 31
                                                        1997        1996
Cash flows from operating activities:
 Net loss                                           $(1,141)     $(1,654)
                                                     _______      _______
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                        938        1,105
   Restructuring charge                                 123            0
   Accounts receivable                               17,328       33,990
   Inventories                                       (1,999)      (3,272)
   Prepaid expenses & other
     current assets                                  (1,489)        (871)
   Other assets                                        (112)         (28)
   Accounts payable                                   2,244        1,286
   Accrued liabilities                               (1,401)      (2,826)
   Income taxes                                        (660)      (2,237)
                                                     ______       _______
                                                     14,972       27,147
                                                     ______       _______
     Net cash flows provided by
       operating activities                          13,831       25,493
                                                     ______       ______

Cash flows used in investing activities:
 Additions to property,plant and
  equipment                                            (948)        (631)
                                                     _______      _______

   Net cash flows used in investing
     activities                                        (948)        (631)
                                                     _______       _______

Cash flows from financing activities:
 Proceeds from revolving credit
  agreement                                          28,962       33,783
 Repayments of revolving credit
  agreement                                         (41,165)     (57,858)
 Dividends paid                                        (151)        (152)
 Repayment of long-term debt                           (534)        (549)
                                                     _______      _______

   Net cash flows used in
     financing activities                           (12,888)     (24,776)
                                                     _______     ________

Foreign currency translation
 adjustment                                               0           (7)
                                                     _______      _______

   Net increase (decrease) in
     cash                                                (5)          79

Cash at beginning of period                              97           42
                                                      ______       ______

Cash at end of period                                   $92         $121
                                                       =====        =====

Cash paid during the period for:
 Interest                                              $978       $1,170
                                                       =====       =====

 Income taxes                                            $0       $1,319
                                                       =====       =====

SEE ACCOMPANYING NOTES

                         TOASTMASTER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS.
FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996.

The Company believes that sales of many of its products are seasonal, with significant quantities of its products given as gifts, and therefore sell in larger volumes during the Christmas shopping season. Net sales reflect a reduction from revenues of amounts related to sales discount programs, including absorption of out-bound freight and certain allowances for advertising, the latter of which are accounted for by certain competitors as "advertising" expense. The Company views these amounts as price reductions, thereby reducing net sales and lowering gross profits, as well as selling, general and administrative expense. As used in this Quarterly Report on Form 10-Q, the term "revenues" are recorded net of product returns and are before deduction of items referred to above that are used in computing net sales. During the periods discussed below, net sales averaged approximately 95% of revenues.

RESULTS OF OPERATIONS

Net sales decreased slightly to $26.3 million for the quarter ended March 31, 1997 from $26.7 million for the quarter ended March 31, 1996. Kitchen appliance revenues were $20.1 million for the first quarter of 1997, a decrease of 6.9% from $21.6 million for the same period in 1996. An anticipated decline in breadmaker shipments and reduced toaster revenues contributed to the decrease. Time products revenues increased to $7.2 million for the quarter ended March 31, 1997, as compared to $6.3 million for the quarter ended March 31, 1996. This 14.3% change was primarily from increased export shipments and new domestic business.

Sales to the five largest customers for the quarter ended March
31, 1997 represented approximately 44.3% of revenues. Sales to the five largest customers for the first quarter of 1996 were 42.2% of revenues.

For the quarter ended March 31, 1997, gross profit was $4.1 million or 15.6% of net sales, an increase from $3.4 million or 12.7% of net sales for the comparable period in 1996. The change was caused by lower material prices and improved manufacturing efficiencies as a result of the restructuring implemented during the fourth quarter of 1996, as well as increased production levels in 1997.

Selling, general and administrative expenses for the quarter ended March 31, 1997 increased slightly to $5.1 million compared to $5.0 million for the first quarter of 1996. Interest expense decreased to $862 thousand in 1997 from $980 thousand in 1996 for the quarter ended March 31, due to decreased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows provided by operating activities for the three months ended March 31, 1997 were $13.7 million. A reduction in accounts receivable of $17.3 million, an increase in inventory of $2.0 million and an increase in accounts payable of $2.2 million are the result of normal seasonal patterns.

Cash flows used for additions to property, plant and equipment of $948 thousand include the cost of new equipment and tooling for new and existing products, as well as, construction costs for a warehouse addition for the time products division. Net cash flows used in financing activities were $12.9 million for the three months ended March 31, 1997, and were primarily from repayments under the revolving credit agreement.

At March 31, 1997, amounts outstanding under the revolving credit agreement were $23 million. The Company could borrow an additional $12 million under the terms of the revolving credit
agreement at March 31, 1997.   Other long-term debt was $11
million, including the current portion of $2.1 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to shareholders, which note is incorporated herein by reference.

Principal payments on the long-term debt are expected to be funded from internally generated cash flow and future borrowings.
The revolving credit agreement expires in November 2001.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
March 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                          TOASTMASTER INC.

May 12, 1997                  BY: /s/ John E. Thompson
                                    John E. Thompson
                                    Executive Vice President
                                    Chief Financial Officer

                          Signing on behalf of the registrant
                           And as principal financial officer