Form 10-Q
period 1997-06-30
TOASTMASTER INC
filed 1997-08-05
CIK 818268

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to            .

                 Commission file number: 1-11007


                         TOASTMASTER INC.
      (Exact name of registrant as specified in its charter)


                    MISSOURI                      43-1204566
          (State or other jurisdiction       (I.R.S. Employer of
          incorporation or organization)     Identification No.)



     1801 NORTH STADIUM BOULEVARD, COLUMBIA, MISSOURI     6520
     (Address of principal executive offices)          (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (573) 445-8666



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [  ]

At July 31, 1997, there were 7,538,250 shares of the registrant's
Common Stock outstanding.

                         TOASTMASTER INC.
                              INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements
             Consolidated Statements of Operations -
               Quarters Ended June 30, 1997 and 1996 and        3
                    Six Months Ended June 30, 1997 and 1996

             Consolidated Balance Sheets -
               June 30, 1997 and 1996 and December 31, 1996     4

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997 and 1996          5

             Notes to Consolidated Financial Statements         6

     ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     7-9


PART II.  OTHER INFORMATION

     ITEM 4.  Submission of Matters to a Vote of Security
               Holders                                         10

     ITEM 6.  Exhibits and Reports on Form 8-K                 10

SIGNATURE                                                      11

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                             TOASTMASTER INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     QUARTER                   SIX MONTHS
                                  ENDED JUNE 30               ENDED JUNE 30
                               1997           1996          1997        1996

Net Sales                    $27,757        $32,634        $54,072    $59,374
Cost of Sales                 22,790         28,352         44,970     51,732
  Gross Profit                 4,967          4,282          9,102      7,642

Selling, General and
  Admin. Expenses              5,573          5,398        10,628      10,382
     Operating Loss             (606)        (1,116)       (1,526)     (2,740)

Other Income - Interest          343              -           343           -
Other Expense - Interest        (868)          (926)       (1,730)     (1,907)
 Loss Before Income Taxes     (1,131)        (2,042)       (2,913)     (4,647)

Income Tax Benefit              (419)          (730)       (1,060)     (1,681)
  Net Loss                   $  (712)       $(1,312)       (1,853)    $(2,966)

Net Loss Per Common and
  Common Equivalent Shares
  Outstanding                $ (0.09)       $ (0.17)        (0.25)    $ (0.39)

Weighted Average Common
  and Common Equivalent
  Shares Outstanding           7,538         7,538          7,538      7,538


SEE ACCOMPANYING NOTES

                         TOASTMASTER INC.
                   CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                                           6/30/97    12/31/96    6/30/96

   ASSETS
Cash                                      $    79     $    97   $     60
Accounts Receivable,less
  allowances                               23,202      42,704     33,494
Inventories
  Finished Goods                           34,842      30,043     37,234
  Raw Matl.,WIP                             9,012      10,811     10,306
  LIFO/Inventory Valuation
   Reserve                                 (3,777)     (6,377)    (1,884)
   Total Inventory                         40,077      34,477     45,656
Deferred Income Tax                         2,280       2,280        824
Prepaid Expenses                            4,252       1,562      2,901
     Total Current Assets                  69,890      81,120     82,935

Property, Plant and Equipment
  Land                                        928         926        921
  Buildings                                 9,769       9,057      9,074
   Less:Accumulated
    Depreciation                           (5,141)     (4,897)    (4,661)
  Machinery & Equipment                    43,614      42,717     41,491
    Less: Accumulated
     Depreciation                         (30,543)    (29,278)   (27,318)
     Net Property, Plant &
      Equipment                            18,627      18,525     19,507

Goodwill, net of accumulated
  amortization                              3,322       3,378      3,434
Other Assets                                1,875       1,831      1,769
                                          $93,714    $104,854   $107,645

   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current Installments of
   Long-Term Debt                         $ 2,124    $  2,145   $  2,186
  Accounts Payable                          8,410       3,755      8,617
  Accrued Expenses                         11,810      13,600     12,419
     Total Current Liabilities             22,344      19,500     23,222

Long Term Debt, Excl.
  Current Installments                     32,782      44,611     41,242
Deferred Income Taxes                         579         579      1,036
     Total Liabilities                     55,705      64,690     65,500

Stockholders' Equity:
  Common Stock, $.10 par value                760         760        760
  Additional Paid-in Capital               25,340      25,340     25,340
  Minimum Pension Liability
   Adjustment                                (227)       (227)      (267)
  Retained Earnings                        12,437      14,591     16,617
  Equity Adj. - Foreign
    Currency Translation                      (13)        (12)       (17)
                                           38,297      40,452     42,433
  Treasury Stock                             (288)       (288)      (288)
      Total Stockholders' Equity           38,009      40,164     42,145
                                          $93,714    $104,854   $107,645


SEE ACCOMPANYING NOTES

                         TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                                                  SIX MONTHS ENDED JUNE 30
                                                      1997         1996
Cash flows from operating activities:
  Net loss                                          $(1,853)     $(2,966)

  Adjustments to reconcile net loss to net
    cash from operating activities:
     Depreciation and amortization                    1,868        2,214
     Restructuring charge                               123            0
     Accounts receivable                             19,502       31,010
     Inventories                                     (5,600)      (6,651)
     Prepaid expenses & other current
      assets                                         (1,629)        (620)
     Other assets                                      (134)         (92)
     Accounts payable                                 4,655        2,674
     Accrued liabilities                             (1,790)      (3,468)
     Income taxes                                    (1,061)      (3,034)
                                                     15,934       22,033
      Net cash flows provided by
       operating activities                          14,081       19,067

Cash flows used in investing
activities:
   Additions to property,plant and
    equipment                                        (1,946)      (1,800)

     Net cash flows used in investing
      activities                                     (1,946)      (1,800)

Cash flows from financing activities:
  Proceeds from revolving credit
   agreement                                         60,414       70,226
  Repayments of revolving credit
   agreement                                        (71,184)     (86,079)
  Dividends paid                                       (301)        (303)
  Repayment of long-term debt                        (1,081)      (1,085)

    Net cash flows used in
      financing activities                          (12,152)     (17,241)

Foreign currency translation adjustment                  (1)          (8)

       Net increase (decrease) in cash                  (18)          18

Cash at beginning of period                              97           42

Cash at end of period                             $      79     $     60

Cash paid during the period for:
   Interest                                       $   1,871     $  2,013

   Income taxes                                   $       0     $  1,401


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

RESULTS OF OPERATIONS

Net sales decreased 14.7% to $27.8 million for the quarter ended
June 30, 1997 from $32.6 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997, net sales decreased 9% to $54.1 million from $59.4 million for the comparable period in 1996.

Kitchen appliance revenues were $22.2 million for the second quarter of 1997, a decrease of 9.8% from $24.6 million for the same period in 1996. Revenues from kitchen appliances for the six months ended June 30, 1997 decreased 8.2% to $42.4 million from $46.2 million for the six months ended June 30, 1996. An increase in breadmaker revenues was not sufficient to offset a decrease in revenues from counter-top ovens, toasters, wafflemakers and other appliances. Initial wafflebaker production in China, originally scheduled for March, was delayed until the third quarter and other products were negatively affected by a slowdown in retail activity during the quarter.

Time products revenues were $6.2 million for the quarter ended June 30, 1997, a decrease of 29.5% from $8.8 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997, revenues from time products were $13.4 million, a decrease of 11.3% from $15.1 million for the same period in 1996. A delay in certain second quarter promotions to later in the year were the primary reasons for the decrease.

Environmental products revenues were minimal, as the phase out of this product line continues through 1997.

Revenues from the five largest customers for the second quarter of 1997 represented approximately 48.9% of revenues. The five largest customers represented 45.4% of revenues for the second quarter of 1996. For the six months ended June 30, 1997, revenues from the five largest customers were 45.9%. Revenues from the five largest customers were 43.7% for the six months ended June 30, 1996.

Gross profit was $5.0 million, 18% of net sales, for the quarter ended June 30, 1997, an increase from $4.3 million, or 13.1% of net sales, for the comparable period in 1996. Gross profit also increased for the six months ended June 30 to $9.1 million, or 16.8% of net sales, for 1997 from $7.6 million, or 12.9% of net sales, for the same period in 1996. The increase as a percentage of net sales was primarily due to product mix and lower fixed manufacturing costs, resulting from the restructuring implemented during the fourth quarter of 1996.

Selling, general and administrative expenses for the quarter ended June 30, 1997 increased slightly to $5.6 million compared to $5.4 million for the second quarter of 1996. For the six months ended June 30, 1997, selling, general and administrative expenses were $10.6 million, an increase from $10.4 million for the same period in 1996. Selling and advertising expenses not directly related to sales, such as new product carton development, product brochures and trade show expenses were the primary areas of increased spending. Interest income of $343 thousand in the second quarter of 1997 was from an expected income tax refund from prior years. Interest expense decreased to $868 thousand for the quarter ended June 30, 1997 from $926 thousand for the same period in 1996. Interest expense for the six months ended June 30 decreased to $1.7 million in 1997 from $1.9 million in 1996. The decrease was primarily due to lower borrowing levels in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows provided by operating activities for the six months ended June 30, 1997 were $14.1 million. Since December 31, 1996, there was a reduction in accounts receivable of $19.5 million, an increase in inventory of $5.6 million and an increase in accounts payable of $4.7 million as a result of normal seasonal patterns.

Cash flows used for additions to property, plant and equipment of $1.9 million include the cost of new equipment and tooling for new and existing products, as well as, construction costs for a warehouse addition for the time products division. Net cash flows used in financing activities were $12.2 million for the six months ended June 30, 1997, and were primarily from repayments under the revolving credit agreement.

At June 30, 1997, amounts outstanding under the revolving credit agreement were $24.4 million. The Company could borrow an additional $9.4 million under the terms of the revolving credit
agreement at June 30, 1997.   Other long-term debt was $10.5
million, including the current portion of $2.1 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to shareholders, which note is incorporated herein by reference.

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

PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of Toastmaster Inc.
was held on May 13, 1997. The following items were submitted to a vote:

     Item 1. Robert H. Deming and Daniel J. Stubler were elected as Class III directors. Class II directors (John E. Thompson and S B. Rymer) and Class I directors (Edward J. Williams and James
L. Hesburgh) continue to serve on the Board until the annual meeting of stockholders in 1999 and 1998, respectively. The vote with respect to the election of directors was as follows:

                         Mr. Deming               Mr.Stubler

AFFIRMATIVE VOTES        6,952,233                6,953,733

WITHHELD AUTHORITY          59,813                   58,313

     Item 2.  The selection of KPMG Peat Marwick LLP as the
Company's independent auditors for the year ending December 31, 1997 was approved. The vote was as follows:

               AFFIRMATIVE VOTES        6,982,636

               NEGATIVE VOTES              18,105

               ABSTENTIONS                 11,305

A total of 7,012,046 shares were voted. No broker non-votes were received.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
June 30, 1997.

                      Exhibits

     Exhibit 27    Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                          TOASTMASTER INC.

August 1, 1997                BY:/s/ John E. Thompson
                                    John E. Thompson
                                    Executive Vice President
                                    Chief Financial Officer

                          Signing on behalf of the registrant
                           And as principal financial officer