Form 10-Q
period 1997-09-30
TOASTMASTER INC
filed 1997-11-12
CIK 818268

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1997

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

AT OCTOBER 31, 1997, THERE WERE 7,539,450 SHARES OF THE
REGISTRANT'S COMMON STOCK OUTSTANDING.

                         TOASTMASTER INC.
                              INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
        Consolidated Statements of Operations -
          Quarters Ended September 30, 1997 and 1996 and        3
          Nine Months Ended September 30, 1997 and 1996

        Consolidated Balance Sheets -
          September 30, 1997 and 1996 and December 31,
          1996                                                  4

        Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996         5

        Notes to Consolidated Financial Statements              6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7-9


PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                  9

SIGNATURE                                                      10

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        QUARTER             NINE MONTHS
                                    ENDED SEPT 30          ENDED SEPT 30
                                    1997       1996       1997      1996

Net Sales                         $44,209    $49,321    $98,281   $108,694
Cost of Sales                      35,570     39,748     80,539     91,479
 Gross Profit                       8,639      9,573     17,742     17,215

Selling, General
 and Admin.
 Expenses                           5,472      6,959     16,101     17,342
Operating Income
(Loss)                              3,167      2,614      1,641      (127)

Other Income - Interest                 0          0        343         0
Other Expense - Interest           (1,044)    (1,133)    (2,775)   (3,039)
Income (Loss) Before
 Income Taxes                       2,123      1,481       (791)   (3,166)

Income Tax Expense
 (Benefit)                            713        531       (348)   (1,150)
Net Income (Loss)                  $1,410       $950      $(443)  $(2,016)

Net Income (Loss)
 Per Common and Common
 Equivalent Shares
 Outstanding                        $0.19     $0.13     $(0.06)   $(0.27)

Weighted Average Common
 and Common Equivalent
 Shares Outstanding                 7,550     7,538      7,542    7,538

                         TOASTMASTER INC.
                   CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)
                                      9/30/97       12/31/96      9/30/96

   ASSETS
Cash                                 $   112        $    97       $   93
Accounts Receivable,
 less allowances                      40,150         42,704       47,169
Inventories
  Finished Goods                      34,838         30,043       37,816
  Raw Matl.,WIP                       10,462         10,811       11,841
  LIFO/Inventory Valuation
  Reserve                             (3,065)        (6,377)      (1,884)
   Total Inventory                    42,235         34,477       47,773
Deferred Income Tax                    2,280          2,280          824
Prepaid Expenses                       3,221          1,562        2,319
     Total Current Assets             87,998         81,120       98,178

Property, Plant and Equipment
 Land                                    928            926          921
 Buildings                             9,833          9,057        9,074
  Less: Accumulated
   Depreciation                       (5,267)        (4,897)      (4,783)
 Machinery & Equipment                45,002         42,717       42,689
  Less: Accumulated
   Depreciation                      (31,266)       (29,278)     (28,215)
    Net Property, Plant
    & Equipment                       19,230         18,525       19,686

Goodwill, net of accumulated
 amortization                          3,294          3,378        3,406
Other Assets                           1,861          1,831        1,730
                                    $112,383       $104,854     $123,000

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Current Installments of
  Long-Term Debt                    $  2,117       $  2,145    $   2,174
 Accounts Payable                      8,724          3,755       10,452
 Accrued Expenses                     12,601         13,600       13,714
  Total Current
   Liabilities                        23,442         19,500       26,340

Long Term Debt, Excl.
 Current Installments                 49,090         44,611       52,679
Deferred Income Taxes                    579            579        1,036
  Total Liabilities                   73,111         64,690       80,055

Stockholders' Equity:
 Common Stock, $.10 par
  value                                  760            760          760
 Additional Paid-in Capital           25,340         25,340       25,340
 Minimum Pension Liability
  Adjustment                            (227)          (227)        (267)
 Retained Earnings                    13,696         14,591       17,416
 Equity Adj. - Foreign
  Currency Translation                    (9)           (12)         (16)
                                      39,560         40,452       43,233
 Treasury Stock                         (288)          (288)        (288)
  Total Stockholders'
   Equity                             39,272         40,164       42,945
                                    $112,383       $104,854     $123,000

                                TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                                                  NINE MONTHS ENDED SEPT 30
                                                     1997          1996
Cash flows from operating activities:
  Net loss                                         $   (443)   $  (2,016)

 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                      2,814        3,337
   Restructuring charge                                 123            0
   Accounts receivable                                2,554       17,335
   Inventories                                       (7,758)      (8,768)
   Prepaid expenses & other current
     assets                                          (1,311)        (568)
   Other assets                                        (166)        (101)
   Accounts payable                                   4,972        4,509
   Accrued liabilities                               (1,000)      (2,173)
   Income taxes                                        (348)      (2,504)
                                                       (120)      11,067
  Net cash flows provided by (used in)
   operating activities                                (563)       9,051

Cash flows from investing activities:
 Additions to property,plant and equipment           (3,423)      (3,025)

  Net cash flows used in investing
   activities                                        (3,423)      (3,025)

Cash flows from financing activities:
 Proceeds from revolving credit agreement           106,005      118,808
 Repayments of revolving credit agreement           (99,946)    (126,808)
 Proceeds from term loan                                  0        4,119
 Dividends paid                                        (453)        (454)
 Repayment of long-term debt                         (1,608)      (1,633)

  Net cash flows provided by (used in)
   financing activities                               3,998       (5,968)

Foreign currency translation adjustment                   3           (7)

  Net increase in cash                                   15           51

Cash at beginning of period                              97           42

Cash at end of period                                $  112       $   93

Cash paid during the period for:
 Interest                                            $ 2,699      $3,033

 Income taxes                                        $     0      $1,401

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

RESULTS OF OPERATIONS

Net sales decreased 10.3% to $44.2 million for the quarter ended September 30, 1997 from $49.3 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, net sales decreased 9.6% to $98.3 million from $108.7 million for the comparable period in 1996.

Kitchen appliance revenues were $35.5 million for the third quarter of 1997, a decrease of 10.6% from $39.7 million for the same period in 1996. Revenues from kitchen appliances for the nine months ended September 30, 1997 decreased 9.2% to $77.9 million from $85.8 million for the nine months ended September 30, 1996. Shipping delays at the end of the quarter, as well as a decreased emphasis on opening price point toasters, caused the decline in revenues.

Time products revenues were $10.3 million for the quarter ended September 30, 1997, an increase of 2% from $10.1 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, revenues from time products were $23.7 million, a decrease of 6% from $25.2 million for the same period in 1996. As previously announced, a significant customer changed to a different supplier for wall clocks. The resulting decrease in revenue was partially offset by increased business with new and existing customers.

Environmental products revenues were minimal, as the phase out of this product line continues through 1997.

Revenues from the five largest customers for the third quarter of 1997 represented approximately 43.7% of revenues. The five largest customers represented 42.8% of revenues for the third quarter of 1996. For the nine months ended September 30, 1997, revenues from the five largest customers were 44.5%. Revenues from the five largest customers were 42.7% for the nine months ended September 30, 1996.

Gross profit as a percentage of net sales was unchanged at 19.5%, $8.6 million, for the quarter ended September 30, 1997, and $9.6 million, for the comparable period in 1996. Gross profit increased for the nine months ended September 30, 1997 to $17.7 million, or 18% of net sales, from $17.2 million, or 15.8% of net sales, for the same period in 1996. The increase as a percentage of net sales was primarily due to product mix and lower fixed manufacturing costs, resulting from the restructuring implemented during the fourth quarter of 1996.

Selling, general and administrative expenses for the quarter ended September 30, 1997 decreased to $5.5 million compared to $7.0 million for the third quarter of 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses were $16.1 million, a decrease from $17.3 million for the same period in 1996. Selling and advertising expenses, including commissions and co-operative advertising, decreased with the lower sales. In addition, the Company did not experience the same level of bad debts in 1997 as occurred in the third quarter of 1996. Interest income of $343 thousand for the nine months ended September 30, 1997 was from an expected income tax refund from prior years. Interest expense decreased to $1.0 million for the quarter ended September 30, 1997 from $1.1 million for the same period in 1996. Interest expense for the nine months ended September 30 decreased to $2.8 million in 1997 from $3.0 million in 1996. The decrease was primarily due to lower borrowing levels in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows used in operating activities for the nine months ended September 30, 1997 were $563 thousand. Since December 31,
1996, there was a reduction in accounts receivable of $2.6 million, an increase in inventory of $7.8 million and an increase in accounts payable of $5.0 million as a result of normal seasonal patterns.

Cash flows used for additions to property, plant and equipment of $3.4 million include the cost of new equipment and tooling for new and existing products, as well as, construction costs for a warehouse addition for the time products division. Net cash flows provided by financing activities were $4.0 million for the nine months ended September 30, 1997, and were primarily from additional borrowings under the revolving credit agreement.

At September 30, 1997, amounts outstanding under the revolving credit agreement were $41.3 million. The Company could borrow an additional $10.2 million under the terms of the revolving credit
agreement at September 30, 1997.   Other long-term debt was $9.9
million, including the current portion of $2.1 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to shareholders, which note is incorporated herein by reference.

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

     No reports on Form 8-K were filed during the quarter ended
September 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:                        TOASTMASTER INC.

November 12, 1997             By:  /s/ John E. Thompson
                                   John E. Thompson
                                   Executive Vice President
                                   Chief Financial Officer

                              Signing on behalf of the registrant
                              And as principal financial officer