Form 10-K405
period 1997-12-31
TOASTMASTER INC
filed 1998-03-27
CIK 818268

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________.

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

     THE AGGREGATE MARKET VALUE OF THE 3,522,514 SHARES OF COMMON
STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT
ON JANUARY 31, 1998 WAS $15,410,999.  AT JANUARY 31, 1998, THERE
WERE 7,539,450 SHARES OF THE REGISTRANT'S COMMON STOCK
OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THE INDICATED PARTS OF THIS REPORT: (1) 1997 ANNUAL REPORT TO SHAREHOLDERS - PART II AND (2) DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A - PART III.

                              PART I

ITEM 1.   BUSINESS.

                             BUSINESS

GENERAL

     Toastmaster Inc. ("Toastmaster" or the "Company") designs, manufactures, markets and services a wide array of electrical consumer appliances and time pieces under the brand names of Toastmaster [Registered Trademark] and Ingraham [Registered Trademark]. These products presently may be classified into two principal categories: kitchen countertop appliances and time products. A third category, consisting of environmental comfort products, was discontinued in 1997 as part of the Company's overall restructuring. Kitchen countertop appliances account for most of Toastmaster's revenues. See "BUSINESS--Products." Although the Company historically has been best known for its complete line of toasters, including its Bagel Perfect [Registered Trademark] toasters, its kitchen countertop appliances include a wide variety of other popular electric products, such as the Breadmaker's Hearth [Trademark], a combination breadmaker/countertop oven, the Corner Bakery [Trademark] breadmaker with dessert function, the Bread Box [Registered Trademark] automatic breadmaker, the Cool Edge Grill [Trademark] with sear section, Faultless [Trademark] by Toastmaster clothes irons, Snackster [Registered Trademark] snack and sandwich makers, countertop ovens, dessert and waffle bakers, griddles, buffet ranges, Handi-Pan [Registered Trademark] mini-fry pans, carving knives, hand mixers, can openers, blenders, food slicers , coffee makers and grinders and tea kettles. The Company's time products consist of an extensive line of clocks and timers, including battery wall clocks, electric analog alarm clocks, electric analog alarm clocks under the Timex [Registered Trademark] and Indiglo [Registered Trademark] brand names, decorator wall clocks and mechanical and electronic household timers. The Company's environmental products included electric fans, forced-air, radiant and ceramic heaters and console and table-top humidifiers. The Toastmaster [Registered Trademark] brand name has been in continuous use since the invention of the automatic pop-up toaster by a predecessor of the Company in 1926, and the Ingraham [Registered Trademark] brand name has been used on time products manufactured by the Company or its predecessors since 1831.

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

PRODUCTS

     The Company's product line currently consists of 212 models of the Company's kitchen countertop appliances and 474 models of the Company's time products. As used herein, the term "models" means stock-keeping units, which term includes different products as well as similar products with different features.

     The following table sets forth the approximate amounts and percentages of the Company's revenues by each of its product categories during the periods shown.

                                Year Ended December 31,
                        1997            1996               1995
                                (Dollars in thousands)
               Revenues Percent Revenues    Percent   Revenues  Percent

Kitchen countertop
  appliances   $126,019  78.1% $130,712       76.6%    $158,080   79.5%
Time products    33,673  20.9%   34,918       20.5%      33,221   16.7%
Environmental
  products*       1,490   1.0%    5,009        2.9%      7,663     3.8%
               $161,182 100.0% $170,639      100.0%   $198,964   100.0%
_______________
* The Company is discontinuing its environmental products business.

     Kitchen Countertop Appliances. Toastmaster has historically been best known for its complete line of two-slice and four-slice toasters. Based on the number of units sold, the Company believes that it currently has the second highest market share in the total toaster product category. In order to maintain its market position, the Company periodically augments its toaster line with additional product and design features, such as cool-touch exteriors, three slots with one wide slot capable of handling larger items such as bagels and pastries, extra wide slots, and an under-the-cabinet model. The Company expects to introduce several new toasters in 1998, including a two and four slice version of the Ultra [Trademark] toaster, featuring "Tuxedo Chrome" finish and every upscale feature found in the Company's top of the line toasters, and a chrome "Retro" two slice toaster with modern features.

     New additions planned for the Company's other lines of kitchen countertop appliances in 1998 include a smaller version of the Breadmaker's Hearth [Trademark], requiring less counter space but still offering all the features of the larger version. Also new in 1998 are a line of products under the "Global Design by Toastmaster" brand that include a toaster, electric kettle, egg cooker, deep fryer and a stand mixer, all featuring European styling and manufactured for the Company by Bosch-Siemens of Germany under an exclusive contract and a line of very highly styled appliances including a toaster, a thermal carafe coffeemaker and an electric kettle designed by the F.A. Porsche Design Group, featuring a brushed chrome finish and unique features and packaging. In addition, the Company plans to introduce an ice cream maker, a deep fryer, a Swiss Design coffeemaker, several new countertop ovens and an opening price point horizontal loaf breadmaker.

     New additions to the Company's line of kitchen countertop appliances in 1997 included the Breadmaker's Hearth [Trademark], a revolutionary breadmaker/countertop oven, a line of clothes irons, a line of Chromatics [Trademark] appliances, with all chrome exterior finish, the Corner Bakery [Trademark] breadmaker with dessert function, two new Wafflemaster [Trademark] waffle bakers and a Cool Edge Grill [Trademark] with searing section.

     The Company believes it has a significant market share of the countertop oven product category, which includes toaster-oven-broilers, oven broilers and convection ovens. Historically, the Company has been a leader in product and engineering innovation in this product category, including the introduction of the continuous cleaning countertop oven, the under-the-cabinet toaster-oven-broiler and the first cool-touch toaster-oven-broiler. In 1998, the Company plans to introduce an electronic touch pad control toaster oven.

     Based on the number of units sold, the Company believes it continues to be the market leader in waffle bakers and to be one of the top two sellers of buffet ranges. The Company's leadership in waffle bakers has been maintained through new product introductions such as the Waffle Express [Trademark] waffle baker, Belgian waffler and cool-touch waffle bakers.

     Based on the number of units sold, the Company believes it has the second largest share of the griddle market. In addition to offering cool edge perimeter griddles and variations in size, the Company introduced a "keep warm" feature to differentiate its products in this product category. The Company also offers a number of other popular electric kitchen countertop products under the Toastmaster brand name, including Handi-Pan [Registered Trademark] mini-fry pans, carving knives, mixers, including a line of Comfort Zone [Trademark] ergonomic hand mixers, can openers, Chopster [Registered Trademark] mini food processor, blenders, food slicers, tea kettles, and coffee makers and grinders, which, with the exception of the Handi-Pan [Registered Trademark], are manufactured for the Company by other manufacturers.

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

     In addition to the normal line changes in 1997, the Company continued the expansion of a line of analog electric clocks bearing the Timex [Registered Trademark] brand name under a license agreement with that company. Several new models are expected to be introduced in 1998 to replace existing models. See "BUSINESS--Marketing and Customers."

     Environmental Products. As a part of the Company's overall restructuring begun in the fourth quarter of 1996, the Company is discontinuing its environmental products line. The discontinuance of that product line is the culmination of the Company's decision nearly three years ago to de-emphasize environmental comfort products which collectively accounted for only 3.8%, 2.9% and 1% of total revenues for the years ended December 31, 1995, 1996 and 1997, respectively. The Company believes that it should concentrate its efforts on the more profitable areas of the Company's business; kitchen countertop appliances and time products. The Company's environmental products consisted of electric-powered fans, forced-air, radiant and ceramic heaters and console and table-top humidifiers.

NEW PRODUCTS

     The Company has a product planning and development staff which is devoted to the creation of new products and the enhancement of existing products. This staff is also responsible for feasibility analysis of new product ideas and oversees the process of developing each new product through the initial production run. This staff regularly collaborates with marketing, sales and engineering personnel to anticipate opportunities and generate ideas for new products and product enhancements. A combination of market research, competitive product tracking, and feedback from key retail buyers is used to obtain information on market and consumer trends and to identify shifts in consumer tastes and preferences.

     The development of new products and the enhancement of existing products are important to the Company's business. The Company's tradition of product innovation dates back to the invention of the automatic pop-up toaster in 1926 by a predecessor of the Company and has frequently involved technological advances in product design and function. Illustrations of these innovations include the Breadmaker's
Hearth [Trademark], a revolutionary breadmaker/countertop oven, Bread Box [Registered Trademark] breadmakers with exclusive bread stick and butter making features, the Corner Bakery [Trademark] breadmaker, with special dessert function, Bagel Perfect [Registered Trademark] toasters with a special adjustment to toast bagels on one side while only warming the other side, the Cool Edge Grill [Trademark] , with searing section, the Speed Grill [Trademark] indoor contact grill, the Handi-Pan [Registered Trademark] mini-fry pan with a removable control handle to make it dishwasher safe, cool-touch steel toasters, continuous-cleaning and cool-touch toaster-oven-broilers, under-cabinet four-slice toasters, and three-slice toasters having a wide slot capable of handling larger items such as bagels and pastries.
The Company also regularly enhances existing products by adding new features and modernizing their designs in order to maintain their visual appeal and competitiveness.

     Toastmaster introduced a number of new products during 1997, including several four-slice Bagel Perfect [Registered Trademark] toasters, the Breadmaker's Hearth [Trademark], a revolutionary breadmaker/countertop oven, a line of clothes irons, a line of Chromatics [Trademark] appliances, with all chrome exterior finish, the Corner Bakery [Trademark] breadmaker with dessert function, two new Wafflemaster [Trademark] waffle bakers and a Cool Edge Grill [Trademark] with searing section.

     Toastmaster plans to introduce additional new products during 1998, including a smaller version of the Breadmaker's Hearth [Trademark], requiring less counter space but still offering all the features of the larger version. Also new in 1998 are a line of products under the "Global Design by Toastmaster" brand that include a toaster, electric kettle, egg cooker, deep fryer and a stand mixer, all featuring European styling and manufactured for the Company by Bosch-Siemens of Germany under an exclusive contract and a line of very highly styled appliances including a toaster, a thermal carafe coffeemaker and an electric kettle designed by the F.A. Porsche Design Group, featuring a brushed chrome finish and unique features and packaging. In addition, the Company plans to introduce an ice cream maker, a deep fryer, a Swiss Design coffeemaker, several new countertop ovens and an opening price point horizontal loaf breadmaker.

MARKETING AND CUSTOMERS

     The Company's products are sold in all major channels of distribution through approximately 900 active accounts, including mass merchandisers, department stores, catalog showrooms, hardware cooperatives, wholesale clubs, military exchanges and other retailers, as well as through private-label arrangements. The Company's major retail customers include Wal-Mart (including Sam's Clubs), Service Merchandise, Kmart, Target Stores (a division of Dayton Hudson), Sears Roebuck, Army-Air Force Exchange Service, Caldor Inc., Ace Hardware, Tru Serv Corp(formerly Cotter & Company), J.C. Penney, PriceCostco, Federated and Macy's Department Stores, and May Department Stores. The Company also sells to two-step distributors who sell to department and other stores that prefer to utilize the services of a distributor.

     The Company distributes its products in each of the geographic regions in the United States. Export sales in 1997 increased approximately 23% over export sales in the prior year and have continued to account for less than 10% of the Company's revenues.

     During 1995, 1996 and 1997, Wal-Mart (including Sam's Clubs) accounted for approximately 29%, 27% and 27%, respectively, of the Company's revenues. Wal-Mart is the only customer of the Company that accounted for more than 10% of the Company's revenues during such periods. During 1995, 1996 and 1997, the Company's revenues in the aggregate with respect to its five largest customers were approximately 45.7%, 42.8% and 44%, respectively, of its total revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company strengthens its brand name recognition and product awareness at the consumer level through various advertising and promotional strategies, including cooperative advertising with retailers, national magazine ads and other print media, television ads and trade publications . The Company also makes use of in-store displays and product demonstrations. Cross promotions of the Company's products with nationally recognized food brands recently have been utilized at the point of sale including the promotion of the Bread Box [Registered Trademark] with ConAgra bread mixes and Red Star [Registered Trademark] yeast. The Company also offers manufacturer's rebates on selected products. Television advertising is used primarily for the introduction of new products. No significant television advertising was conducted in 1997 and no significant television is currently planned for 1998.

     The Company has entered into and continues to pursue additional alliances with companies owning highly recognizable brand names that will license the use of those names on new products introduced by the Company. Recent examples of this strategy include several new models of clothes irons bearing the Faultless Starch [Registered Trademark] brand name, time pieces bearing the Timex [Registered Trademark] brand name, and a selection of kitchen appliances bearing the Gear [Registered Trademark] brand name. Certain of these products may jointly bear the Toastmaster brand name in order to combine the strength of household names with instant favorable recognition.

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

     Toastmaster responds to a variety of its customers' operational needs by assisting customers with in-store stocking and monitoring of inventory levels, as well as promptly processing cooperative advertising and promotional discount requests. In addition, the Company provides promotional support for its products in the form of in-store displays and product demonstrations. In response to the growing preference among retailers for paperless order systems, the Company has utilized the EDI (Electronic Data Interchange) capability of its computer system for several years. Toastmaster's EDI capabilities enable the Company to more efficiently receive electronic transmission of customer orders and transmit shipping and invoice information electronically. The Company enhanced their EDI system in 1997 with the acquisition of new software.

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

     Products sold after January 1, 1996 generally have a limited three-year warranty from the date of purchase. Prior to this date, the Company's products generally were sold with a limited one-year warranty from the date of purchase, although limited warranties with respect to certain of the Company's toasters, toaster-ovens and griddles are provided for two years from the date of purchase. In addition, the Company's wide slot three-slice toaster has a limited warranty that extends for the lifetime of the original purchaser. In the case of defects in material or workmanship, the Company agrees to repair or replace the defective product without charge.

PRODUCTION AND PRODUCT SERVICES

     Products accounting for 70% of the Company's net sales are manufactured at its own domestic facilities. The Company manufactures toasters, toaster-oven-broilers and electric heating elements at its Company-owned plant in Macon, Missouri. All other kitchen countertop appliances are manufactured at the Company-owned plant in Boonville, Missouri. Time products manufactured by the Company are produced at the Company-owned plant in Laurinburg, North Carolina. The Company believes that its ownership of manufacturing plants facilitates cost savings through vertical integration, incorporation of manufacturing technology and other improvements in productivity and cost control in certain products. The Company also believes, however, that certain products can be acquired more cost effectively from outside vendors. The mix of products manufactured in the Company's facilities versus those purchased from contract suppliers is likely to change in the future, but the Company currently intends to continue to manufacture over 60% of its products in the near future.

     By manufacturing the majority of its products in Company-owned plants, the Company believes it is better able to assure product quality and reliability than many of its competitors that make more extensive use of product imports. This approach also improves the Company's ability to provide on time and uninterrupted product shipments as well as minimizing certain risks associated with reliance on foreign vendors, such as foreign currency fluctuations, import duties, trade restrictions, work stoppages and political instability. In certain categories, however, products are imported which are manufactured in accordance with the Company's design and engineering specifications and are inspected by the Company to assure that quality control is maintained.

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

SEASONALITY

     The Company believes that sales of many of its products are seasonal, in that a significant percentage of certain of its products are given as gifts, and therefore sell in larger volumes during the Christmas shopping season. The Company's gross profits are generally lower in the first quarter than in the fourth quarter due, in part, to a higher level of sales in the last quarter which enables fixed production costs to be spread over a greater number of units. See Note 8 of Notes to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data" for quarterly financial information.

COMPETITION

     The product categories in which the Company competes are mature and highly competitive. Competition is based upon price and quality, as well as innovation in the design of new products and replacement models and in marketing and distribution approaches. The Company believes that new product introductions, such as Bagel Perfect [Trademark] toasters, breadmakers with unique functions like dessert cycles, bread stick pans, and butter cycles, the Cool Edge Grill [Trademark] with searing section, and enhancements of existing products, as well as their continued market acceptance, are of particular importance to the Company's growth and profitability. The Company competes with established companies, several of which have substantially greater facilities, personnel, financial and other resources than those of the Company. The Company's competitors in its major product categories (some of which effectively compete only in certain subcategories) include, among others: (i) kitchen countertop appliances -- NACCO Industries (Proctor-Silex and
Hamilton Beach), Black & Decker, Sunbeam Corp. (Sunbeam-Oster), Rival Co., Signature Brands Inc. (Mr. Coffee), Salton-Maxim and National Presto; and (ii) time products -- General Time Corp. (Westclox) and Intermatic.

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

EMPLOYEES

     As of December 31, 1997, the Company employed approximately
1,300 persons. The Company's employees are not represented by any labor union. The Company generally considers its relationship with employees to be good.

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

     Location          Square Feet      Use

Boonville, Missouri      169,000   Manufacturing facility and
                                   service center
Macon, Missouri          171,000   Manufacturing facility
Laurinburg, NC           223,000   Mfg. and Whse. facility
Columbia, Missouri       107,000   Warehouse
Columbia, Missouri       65,000    Warehouse

Moberly, Missouri        134,000   Warehouse
Columbia, Missouri       62,000    Executive offices
Boonville, Missouri      58,000    Idle facility
Kirksville, Missouri     114,000   Warehouse

     The Company believes that its facilities generally are suitable and adequate for its current level of operations and provide sufficient productive capacity for its foreseeable needs without the need for material capital expenditures. The Company completed construction of a warehouse addition of approximately 48,000 square feet on the Laurinburg, North Carolina facility in late 1996, and occupied the new space in January 1997. In addition, the Company is in the process of completing major roof repairs at the Macon, Missouri facility.

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


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive officers of Toastmaster are elected annually and serve until their successors are duly elected and qualified or until their earlier resignation or removal. The current executive officers of the Company, their ages and present positions with the Company are as follows:

     Name           Age       Position and Offices Held

Robert H. Deming    63   Chairman, Chief Executive Officer and
                         Director

Daniel J. Stubler   54   President, Chief Operating Officer and
                         Director

John E. Thompson    50   Executive Vice President --
                         Chief Financial Officer, Treasurer and
                         Director

Scott R. Thrasher   42   Senior Vice President -- Sales and
                         Marketing

Ralph J. Ronalter,
  Jr.               42   Vice President/General Manager -- Time
                         Products

Linda G. Arnold     50   Vice President -- Human Resources and
                         Secretary

     The business experience of each of the executive officers of the Company during the last five years is as follows:

     Robert H. Deming has served as Chairman of the Board of Directors, Chief Executive Officer and Director of the Company since January 1987. Since joining the Company in 1976, he has served as President from 1976 through January 1987 and as Chairman of the Board of Directors and Chief Executive Officer from 1980 through 1983. Mr. Deming holds a Bachelor of Science degree in Accounting and a Master of Science degree in Business
Administration from the University of Colorado, as well as a Doctorate in Business Administration from The Harvard University
Graduate School of Business Administration. Mr. Deming is not engaged in the day-to-day operations of the Company, but rather spends his business-related time on monitoring the performance of the Company, strategic and long-range planning, and identifying and evaluating acquisition opportunities. In addition, he spends a portion of his business-related time in the furtherance of the interests of the Company, which interests include activities intended either to fulfill the Company's social responsibility or to keep Mr. Deming abreast of developments or opportunities in the Company's industry or related fields of knowledge or management.

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

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer except as contemplated by the Stockholders' Agreement described below. Mr. Deming, Mr. Stubler, Mr. Thompson and Ralph J. Ronalter, Jr., together with certain other shareholders of the Company, have agreed to vote those of their shares subject to the Stockholders' Agreement (representing 3,718,379 shares of Toastmaster common stock as of January 31, 1998 and constituting approximately 49.3% of the shares outstanding) in favor of the election of directors approved by Mr. Deming, including Messrs. Deming, Stubler and Thompson, and have given their irrevocable proxy to Mr. Deming to effect that vote. This voting agreement and related proxy automatically terminate upon the earlier of May 16, 1999 or Mr. Deming's death, mental incapacity or voluntary termination of employment with the Company, at such time as Mr. Deming, together with his family, ceases to own at least 500,000 shares of Common Stock (as adjusted for any stock dividend, stock split, combination or reclassification of shares, recapitalization or similar transaction) and upon the occurrence of certain other events specified in the Stockholders' Agreement and proxy (and, in the case of Mr. Stubler and Mr. Thompson, their voting agreement and related proxy also terminate if they are involuntarily terminated from their respective offices or removed as a director).


                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Market for the Company's Common Stock and Related Stockholder Matters" in the Registrant's 1997 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Selected
Financial Information" in the Registrant's 1997 Annual Report to
Shareholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders.

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

RELIANCE ON CERTAIN CUSTOMERS

     The Company's revenues in the aggregate with respect to its five largest customers during 1995, 1996 and 1997 were approximately 45.7%, 42.8% and 44%, respectively, of its total revenues. During 1995, 1996 and 1997, Wal-Mart (including Sam's Clubs) accounted for approximately 29%, 27% and 27%, respectively, of the Company's revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them.
A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition, as has been true in the past.

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

YEAR 2000 COMPLIANCE

     The Company has begun to implement its action plan for Year 2000 compliance with the objective of insuring that all computerized systems and software programs are capable of functioning in the next century. The costs of ensuring that its computer systems are Year 2000 compliant have not been material to date and are not anticipated to be material to its business, financial condition or results of operations in the future. However, if the Year 2000 compliance plan is not implemented, or are not made timely, the Year 2000 issue could be material.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's 1997 Annual Report to Shareholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference to (i) the information under the caption "Election of Directors" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees") and (ii) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation Committee Report" and "Company Performance") in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Toastmaster Common Stock" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

          (a)  Exhibits, Financial Statements and Financial
               Statement Schedules:

     1.   Financial Statements:

          The following financial statements of the Registrant and report of the Registrant's independent auditors, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8 to this report:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1997 and
          1996.

          Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

4.3.11 Eleventh Amendment to Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10.1.11 and incorporated herein by reference)

4.3.12 Waiver and Twelfth Amendment to Loan and Security
       Agreement, dated as of February 21, 1997, between the Registrant and Fleet Capital Corporation (filed with the
       Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 10.1.12 and incorporated herein by reference)

4.3.13 Thirteenth Amendment to Loan and Security Agreement, dated as of March 11, 1998, between the Registrant and Fleet Capital Corporation (filed as Exhibit 10.1.13)

10.1 Loan and Security Agreement, dated as of November 19, 1993, between Barclays Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit
       10.1 and incorporated herein by reference)

10.1.1 First Amendment to Loan and Security Agreement, dated as of March 7, 1994, between Barclays Business Credit, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.1.1 and incorporated herein by reference)

10.1.2 Second Amendment to Loan and Security Agreement, dated as of April 20, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Registration Statement on Form S-8 (File No. 33-80208) as
       Exhibit 4.3.2 and incorporated herein by reference)

10.1.3 Assignment, Assumption and Third Amendment to Loan Agreement, dated as of June 23, 1994, among the Registrant's predecessor, the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Registration Statement on Form 8-B (File No. 1-11007) as
       Exhibit 3.5.3 and incorporated herein by reference)

10.1.4 Fourth Amendment to Loan and Security Agreement, dated as of October 24, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.4 and incorporated herein by reference)

10.1.5 Fifth Amendment to Loan and Security Agreement, dated as of November 17, 1994, between the Registrant and Barclays Business Credit, Inc. (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.5 and incorporated herein by reference)

10.1.6 Sixth Amendment to Loan and Security Agreement, dated as of December 31, 1994, between the Registrant and Shawmut Capital Corporation (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.1.6 and incorporated herein by reference)

10.1.7 Seventh Amendment to Loan and Security Agreement, dated as of April 24, 1995, between the Registrant and Shawmut
       Capital Corporation (filed with the Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June
       30, 1995 as Exhibit 10 and incorporated herein by reference)

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

10.1.11 Eleventh Amendment to Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Fleet Capital Corporation (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10.1.11 and incorporated herein by reference)

10.1.12 Waiver and Twelfth Amendment to Loan and Security
        Agreement, dated as of February 21, 1997, between the Registrant and Fleet Capital Corporation (filed with the
        Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 10.1.12 and incorporated herein by reference)

10.1.13 Thirteenth Amendment to Loan and Security Agreement, dated as of March 11, 1998, between the Registrant and Fleet Capital Corporation

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

10.17 Toastmaster Inc. Incentive Program - 1995 (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.20 and incorporated herein by reference)*

10.18 Toastmaster Inc. Incentive Program - 1996 (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.21 and incorporated herein by reference)*

10.19 Toastmaster Inc. Incentive Program - 1997 (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 10.19 and incorporated herein by reference)*

10.20   Master Equipment Lease, dated June 14, 1995, between
        Fleet Credit Corporation and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.22 and incorporated herein by reference)

10.21 Master Lease Agreement, dated July 11, 1995, between Bankers Leasing Association, Inc. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 10.23 and incorporated herein by reference)

10.22   Toastmaster Inc. Supplemental Executive Retirement Plan
        II (filed with the Registrant's Annual Report on Form
        10-K for the year ended December 31, 1995 as Exhibit
        10.24 and incorporated herein by reference)*

10.23 Master Equipment Lease Agreement, dated August 12, 1996, between AT&T Systems Leasing Corporation and the
        Registrant (filed with the Registrant's Annual Report on
        Form 10-K for the year ended December 31, 1996 as
        Exhibit 10.23 and incorporated herein by reference)

10.24 Toastmaster Inc. 1997 Non-Employee Directors Stock Option Plan (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as
        Exhibit 10.24 and incorporated herein by reference)

10.25   Toastmaster Inc. Incentive Program - 1998*

13      The Registrant's 1997 Annual Report to Shareholders
        (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission)

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

Item 14 (continued)

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

Dated:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                     Date


     /s/ Robert H. Deming                         March 26, 1998
Robert H. Deming
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)


     /s/ Daniel J. Stubler                        March 26, 1998
Daniel J. Stubler
President,
Chief Operating Officer and Director


     /s/ John E. Thompson                         March 26, 1998
John E. Thompson
Executive Vice President -- Chief Financial Officer,
Treasurer and Director (Principal
Financial and Accounting Officer)


     /s/ Edward J. Williams                       March 26, 1998
Edward J. Williams
Director


     /s/ S B. Rymer, Jr.                          March 26, 1998
S B. Rymer, Jr.
Director


     /s/ James L. Hesburgh                        March 26, 1998
James L. Hesburgh
Director

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
Toastmaster Inc.:

Under date of February 25, 1998, we reported on the consolidated balance sheets of Toastmaster Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed under Item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                              /s/ KPMG Peat Marwick LLP
                              KPMG Peat Marwick LLP



Kansas City, Missouri
February 25, 1998

Schedule I

                         TOASTMASTER INC.

                Valuation and Qualifying Accounts


Column A            Column B       Column C       Column D

                    Balance at     Charged to
                    beginning of   costs and      Charged to
Classification        period       expenses    other accounts

Year ended
 December 31, 1995:
   Allowance for
   sales discounts,
   returns and
   doubtful
   accounts         $  2,434,000   3,036,000           -

   Accrued warranty
   expense          $  2,200,000   9,734,000           -

Year ended
 December 31, 1996:
   Allowance for
   sales discounts,
   returns and
   doubtful
   accounts         $  2,672,000   1,902,000           -

   Accrued warranty
   expense          $  2,400,000   8,754,000           -

Year ended
 December 31, 1997:
   Allowance for
   sales discounts,
   returns and
   doubtful
   accounts         $  2,674,000   1,455,000           -

   Accrued warranty
   expense          $  2,400,000   6,482,000           -

/1/  Sales discounts and accounts considered uncollectible

   Column A         Column E            Column F

                                         Balance
                                         at end
Classification      Deductions          of period


Year ended
 December 31, 1995:
   Allowance for
   sales discounts,
   returns and
   doubtful
   accounts         $(2,798,000) /1/    2,672,000

   Accrued warranty
   expense           (9,534,000)        2,400,000

Year ended
 December 31, 1996:
   Allowance for
   sales discounts,
   returns and
   doubtful
   accounts         (1,900,000) /1/     2,674,000

   Accrued warranty
   expense          (8,754,000)         2,400,000

Year ended
 December 31, 1997:
   Allowance for
   sales discounts,
   returns and
   doubtful
   accounts         (1,415,000) /1/     2,714,000

   Accrued warranty
   expense          (5,882,000)         3,000,000

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

4.2       Promissory Note, dated November 21, 1989           *
          (filed with the Registrant's Registration
          Statement on Form S-1 (File No. 33-43932) as
          Exhibit 4.4 and incorporated herein by
          reference)

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

4.3.3     Assignment, Assumption and Third Amendment         *
          to Loan Agreement, dated as of June 23, 1994, among the Registrant's predecessor, the
          Registrant and Barclays Business Credit, Inc.
          (filed with the Registrant's Registration
          Statement on Form 8-B (File No. 1-11007) as
          Exhibit 3.5.3 and incorporated herein by reference)

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

4.3.11    Eleventh Amendment to Loan and Security            *
          Agreement, dated as of October 22, 1996, between the Registrant and Fleet Capital
          Corporation (filed with the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10.1.11 and incorporated herein by reference)

4.3.12    Waiver and Twelfth Amendment to Loan and           *
          Security Agreement, dated as of February 21,
          1997, between the Registrant and Fleet
          Capital Corporation (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit
          10.1.12 and incorporated herein by reference)

4.3.13    Thirteenth Amendment to Loan and Security          __
          Agreement, dated as of March 11, 1998,
          between the Registrant and Fleet Capital
          Corporation (filed as Exhibit 10.1.13)

10.1      Loan and Security Agreement, dated as of November  *
          19, 1993, between Barclays Business Credit,
          Inc. and the Registrant (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit
          10.1 and incorporated herein by reference)

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

10.1.11   Eleventh Amendment to Loan and Security            *
          Agreement, dated as of October 22, 1996, between the Registrant and Fleet Capital
          Corporation (filed with the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10.1.11 and incorporated herein by reference)

10.1.12   Waiver and Twelfth Amendment to Loan and           *
          Security Agreement, dated as of February 21,
          1997, between the Registrant and Fleet
          Capital Corporation (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit
          10.1.12 and incorporated herein by reference)

10.1.13   Thirteenth Amendment to Loan and Security          __
          Agreement, dated as of March 11, 1998,
          between the Registrant and Fleet Capital
          Corporation

10.2      Master Agreement of Lease, dated October 1,        *
          1991, between St. Louis Leasing Corporation and the Registrant (filed with Amendment No.
          1 to the Registrant's Registration Statement on Form S-1 (File No. 33-43932) as Exhibit
          10.2 and incorporated herein by reference)

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

10.4      Form of Employment Agreement between the           *
          Registrant and Robert H. Deming (filed with the Registrant's Registration Statement on
          Form S-1 (File No. 33-43932) as Exhibit 10.4 and incorporated herein by reference)*

10.5      Form of Employment Agreement between the           *
          Registrant and Daniel J. Stubler (filed with the Registrant's Registration Statement on
          Form S-1 (File No. 33-43932) as Exhibit 10.5 and incorporated herein by reference)**

10.6      Form of Employment Agreement between the           *
          Registrant and John E. Thompson (filed with the Registrant's Registration Statement on
          Form S-1 (File No. 33-43932) as Exhibit 10.6 and incorporated herein by reference)**

10.7      Form of Indemnification Agreement and Schedule     *
          of Parties Thereto (filed with the
          Registrant's Registration Statement on Form
          S-1 (File No. 33-43932) as Exhibit 10.7 and incorporated herein by reference)**

10.7.1    Revised Schedule of Parties to                     *
          Indemnification Agreements (filed with
          Amendment No. 1 to the Registrant's
          Registration Statement on Form S-1 (File
          No. 33-43932) as Exhibit 10.7.1 and
          incorporated herein by reference)**

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

10.10     Toastmaster Inc. Incentive Program - 1994 (filed   *
          with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1993 as
          Exhibit 10.13 and incorporated herein by reference)**

10.11     Toastmaster Inc. Savings and Investment Plan       *
          (filed with Registrant's Registration
          Statement on Form S-1 (File No. 33-43932) as
          Exhibit 10.11 and incorporated herein by reference)**

10.12     Toastmaster Inc. Pension Plan for Salaried         *
          Employees (filed with the Registrant's
          Registration Statement on Form S-1 (File
          No. 33-43932) as Exhibit 10.12 and
          incorporated herein by reference)**

10.13     Toastmaster Inc. Supplemental Insurance Plan       *
          (filed with the Registrant's Registration
          Statement on Form S-1 (File No. 33-43932) as
          Exhibit 10.13 and incorporated herein by reference)**

10.14     Directors and Officers Insurance and    *
          Company Reimbursement Policy (filed with
          Amendment No. 1 to the Registrant's
          Registration Statement on Form S-1 (File
          No. 33-43932) as Exhibit 10.14 and
          incorporated herein by reference)

10.15     Toastmaster Inc. Non-Employee Directors Stock      *
          Option Plan (filed with the Registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1992 as Exhibit 10.16 and
          incorporated herein by reference)

10.16     Toastmaster Inc. Supplemental Executive Retirement *
          Plan (filed with the Registrant's Annual
          Report on Form 10-K for the year ended
          December 31, 1995 as Exhibit 10.19 and
          incorporated herein by reference)**

10.17     Toastmaster Inc. Incentive Program - 1995 (filed   *
          with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1994 as
          Exhibit 10.20 and incorporated herein by reference)**

10.18 Toastmaster Inc. Incentive Program - 1996 (filed * with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1995 as
          Exhibit 10.21 and incorporated herein by reference)**

10.19     Toastmaster Inc. Incentive Program - 1997 (filed   *
          with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1996 as
          Exhibit 10.19 and incorporated herein by reference)**

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

10.22     Toastmaster Inc. Supplemental Executive Retirement *
          Plan II (filed with the Registrant's Annual
          Report on Form 10-K for the year ended
          December 31, 1995 as Exhibit 10.24 and
          incorporated herein by reference)**

10.23     Master Equipment Lease Agreement, dated August     *
          12, 1996, between AT&T Systems Leasing
          Corporation and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as
          Exhibit 10.23 and incorporated herein by reference)

10.24     Toastmaster Inc. 1997 Non-Employee Directors       *
          Stock Option Plan (filed with the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit
          10.24 and incorporated herein by reference)

10.25     Toastmaster Inc. Incentive Program - 1998**        __


13        The Registrant's 1997 Annual Report to             __
          Shareholders(only those portions of such
          Annual Report to Shareholders which are
          specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission)

21        List of Subsidiaries (filed with the Registrant's  *
          Annual Report on Form 10-K for the year ended
          December 31, 1994 as Exhibit 21 and
          incorporated herein by reference)

23        Consent of KPMG Peat Marwick LLP with regard to    __
          the Registrant's Registration Statements on
          Form S-8 (File Nos. 33-78516 and 33-80208)

27        Financial Data Schedule                            __

*  Incorporated herein by reference.
** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).