Form 10-Q
period 1998-03-31
TOASTMASTER INC
filed 1998-05-13
CIK 818268

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1998

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

AT APRIL 30, 1998, THERE WERE 7,545,150 SHARES OF THE
REGISTRANT'S COMMON STOCK OUTSTANDING.

                         TOASTMASTER INC.
                              INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
             CONSOLIDATED STATEMENTS OF OPERATIONS -
               QUARTERS ENDED MARCH 31, 1998 AND 1997           3

             CONSOLIDATED BALANCE SHEETS -
          MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997         4

             CONSOLIDATED STATEMENTS OF CASH FLOWS -
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997       5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                     7-8

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                8

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  8

SIGNATURE                                                       9

TOASTMASTER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             QUARTER ENDED MAR 31
                                               1998        1997

Net Sales                                    $25,626    $26,315
Cost of Sales                                 21,318     22,181
     Gross Profit                              4,308      4,134

Selling, General and Admin. Expenses           4,977      5,054
     Operating (Loss)                           (669)      (920)

Other Expense - Interest                         855         862
    (Loss) Before Income Taxes                (1,524)    (1,782)

Income Tax (Benefit)                            (642)      (641)
     Net (Loss)                              $  (882)   $(1,141)

Basic and Diluted (Loss) per
     Common Share                            $ (0.12)   $ (0.15)

Weighted Average Shares Used in Computation:
    Basic Earnings per Common Share            7,539      7,538
    Diluted Earnings per Common Share          7,579      7,538

TOASTMASTER INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                         3/31/98        12/31/97        3/31/97
    ASSETS

Cash                     $    89        $   178         $    92
Accounts Receivable,
  less allowances         23,157         42,396          25,376
Inventories
  Finished Goods          34,397         26,029          30,140
  Raw Matl., WIP           9,335          7,157          10,808
  LIFO/Inventory
   Valuation Reserve      (1,247)        (1,360)         (4,472)
   Total Inventory        42,485         31,826          36,476
Deferred Income Tax            0              0           2,280
Prepaid Expenses           2,641          2,145           2,283
Income Taxes Receivable    4,418          4,070           1,428
   Total Current Assets   72,790         80,615          67,935

Property, Plant and
Equipment

  Land                       928            928             928
  Buildings                9,898          9,885           9,057
    Less: Accumulated
     Depreciation         (5,520)        (5,393)         (5,018)
  Machinery & Equipment   46,091         45,661          43,356
    Less: Accumulated
     Depreciation        (32,382)       (31,818)        (29,838)
     Net Property,
      Plant & Equipment   19,015         19,263          18,485

Goodwill, net of
 accumulated
 amortization              3,237          3,265           3,350
Other Assets               3,140          3,148           1,898
                         $98,182       $106,291         $91,668

   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current Installments of
     Long-Term Debt      $ 2,090       $  2,104         $ 2,135
  Accounts Payable         7,427          4,383           5,999
  Accrued Expenses        13,348         12,936          11,924
  Deferred Income Taxes    1,456          1,456                0
   Total Current
     Liabilities          24,321         20,879          20,058
Long Term Debt,
     Excl. Current
     Installments         32,076         42,597          31,884
Deferred Income Taxes        801            801             579
Other Liabilities            721            695             275
    Total Liabilities     57,919         64,972          52,796

Stockholders' Equity:
  Common Stock, $.10
     par value               760            760             760
  Additional Paid-in
     Capital              25,344         25,344          25,340
  Retained Earnings       14,845         15,878          13,299
  Accumulated Other
     Comprehensive
     Income                 (398)          (375)           (239)
                          40,551         41,607          39,160
  Treasury Stock            (288)          (288)           (288)
    Total Stockholders'
     Equity               40,263         41,319          38,872
                         $98,182       $106,291         $91,668

TOASTMASTER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                            QUARTER ENDED MAR 31
                                              1998          1997

Cash flows from operating activities:
  Net loss                                $   (882)    $ (1,141)

  Adjustments to reconcile net loss to net
     cash from operating activities:
          Depreciation and amortization        966          938
            Loss from disposition of
               prop. and equip.                 40            0
          Restructuring charge                   0          123
          Accounts receivable               19,239       17,328
          Inventories                      (10,659)      (1,999)
          Prepaid expenses &
            other current assets              (496)      (1,489)
          Other assets                           7         (112)
          Accounts payable                   3,044        2,244
          Accrued liabilities                  438       (1,401)
          Income taxes                        (348)        (660)
                                            12,231       14,972
            Net cash flows provided by
               operating activities         11,349       13,831

Cash flows used in investing activities:
     Additions to property, plant and
          equipment                          (729)         (948)

          Net cash flows used in investing
               activities                    (729)         (948)

Cash flows from financing activities:
     Proceeds from revolving credit
          agreement                        35,275        28,962
     Repayments of revolving credit
          agreement                       (45,277)      (41,165)
     Dividends paid                          (151)         (151)
     Repayment of long-term debt             (533)         (534)

          Net cash flows used in
            financing activities          (10,686)      (12,888)

Foreign currency translation adjustment       (23)            0

          Net increase (decrease) in cash     (89)           (5)

Cash at beginning of period                   178            97

Cash at end of period                     $    89      $     92

Cash paid during the period for:
   Interest                               $   970      $    978

   Income taxes                           $     0      $      0

TOASTMASTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying financial statements as of March 31, 1998 and March 31, 1997 and for the three months then ended are unaudited. The balance sheet as of December 31, 1997 has been derived from the audited balance sheet as of that date. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

2. The loan and security agreement between the Company and Fleet Capital Corporation, as described in note 3 in the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders, was amended as of March 11, 1998. The amendment reduced by .5% the interest rate under the London Interbank Offering Rate(LIBOR) option for borrowings under the revolving credit and term loan provisions of the agreement.

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adjustments that were previously made through stockholders' equity for the minimum pension liability and foreign currency adjustments will now be disclosed as other comprehensive income. For the quarter ended March 31, 1998, other comprehensive loss was $23 thousand and the total comprehensive loss was $905 thousand. For the quarter ended March 31, 1997, other comprehensive income was zero and the total comprehensive loss was $1.1 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS REPORT ON FORM 10-Q, THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

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

RESULTS OF OPERATIONS

Net sales decreased 2.6% to $25.6 million for the quarter ended March 31, 1998 from $26.3 million for the quarter ended March 31, 1997. Kitchen appliance revenues were relatively unchanged at $20.2 million for the first quarter of 1998, compared to $20.1 million for the same period in 1997. A decline in toaster shipments was offset by increases in other categories. Time products revenues decreased 4.2% from $7.2 million for the first quarter of 1997 to $6.9 million for the quarter ended March 31, 1998. The loss of wall clock business with a major customer, beginning in the second half of 1997, was the primary reason for the decline.

Sales to the five largest customers for the quarter ended March
31, 1998 represented approximately 49.3% of revenues. Sales to the five largest customers for the first quarter of 1997 were 44.3% of revenues.

For the quarter ended March 31, 1998, gross profit improved to 16.8% of net sales or $4.3 million, compared to 15.7% of net sales or $4.1 million for the comparable period in 1997. The increase was primarily due to lower material prices.

Selling, general and administrative expenses for the quarter ended March 31, 1998 decreased slightly to $5.0 million compared to $5.1 million for the first quarter of 1997. Interest expense decreased slightly to $855 thousand in 1998 from $862 thousand in 1997 for the quarter ended March 31.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows provided by operating activities for the three months ended March 31, 1998 were $11.3 million. A reduction in accounts receivable of $19.2 million and an increase in accounts payable of $3.0 million were offset by an increase in inventory of $10.7 million, all of which are the result of normal seasonal patterns.

Cash flows used for additions to property, plant and equipment of $729 thousand include the cost of new equipment and tooling for new and existing products. Net cash flows used in financing activities were $10.7 million for the three months ended March 31, 1998, and were primarily from repayments under the revolving credit agreement.

At March 31, 1998, amounts outstanding under the revolving credit agreement were $25.3 million. The Company could borrow an additional $12.6 million under the terms of the revolving credit
agreement at March 31, 1998.   Other long-term debt was $8.9
million, including the current portion of $2.1 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 1997 Annual Report to shareholders, which note is incorporated herein by reference.

Principal payments on the long-term debt are expected to be funded from internally generated cash flows and future borrowings. The revolving credit agreement expires in November
2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company has transactions denominated in foreign currencies as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report. At March 31, 1998, accounts receivable included $1.5 million denominated in Canadian dollars and $1.2 million denominated in Mexican pesos.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
March 31, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                          TOASTMASTER INC.

May 13, 1998                  BY:/s/ John E. Thompson
                                    John E. Thompson
                                    Executive Vice President
                                    Chief Financial Officer

                              Signing on behalf of the registrant
                              And as principal financial officer