Form 10-Q
period 1998-06-30
TOASTMASTER INC
filed 1998-08-12
CIK 818268

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1998

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

AT JULY 31, 1998, THERE WERE 7,551,950 SHARES OF THE REGISTRANT'S
COMMON STOCK OUTSTANDING.

                         TOASTMASTER INC.
                              INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements
          Consolidated Statements of Operations -
          Quarters Ended June 30, 1998 and 1997 and             3
          Six Months Ended June 30, 1998 and 1997

          Consolidated Balance Sheets -
          June 30, 1998 and 1997 and December 31, 1997          4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 31, 1998 and 1997               5

          Notes to Consolidated Financial Statements            6

     ITEM 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations            7-9

     ITEM 3.  Quantitative and Qualitative Disclosures about
     Market Risk                                                9

PART II.  OTHER INFORMATION

     ITEM 4.  Submission of Matters to a Vote of Security
     Holders                                                   10

     ITEM 6.  Exhibits and Reports on Form 8-K                 10

SIGNATURE                                                      11

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                 QUARTER ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                     1998       1997          1998       1997

Net Sales           $29,441   $27,757        $55,067   $54,072
Cost of Sales        25,171    22,790         46,488    44,970
  Gross Profit        4,270     4,967          8,579     9,102

Selling, General
and Admin. Expenses   4,885     5,573          9,863    10,628
  Operating (Loss)     (615)     (606)        (1,284)   (1,526)

Other Income -
  Interest                0       343              0       343
Other Expense -
  Interest              908       868          1,763     1,730
   (Loss) Before
   Income Taxes      (1,523)   (1,131)        (3,047)   (2,913)

Income Tax
(Benefit)              (511)     (419)        (1,153)   (1,060)
     Net (Loss)     $(1,012)  $  (712)       $(1,894)  $(1,853)

Basic and Diluted
(Loss) per
Common Share        $ (0.13)  $ (0.09)       $ (0.25)  $ (0.25)

Weighted Average
Shares Used in
Computation:

    Basic Earnings
     per Common
     Share            7,551     7,538          7,545     7,538
    Diluted Earnings
     per Common
     Share            7,594     7,538          7,587     7,538

                         TOASTMASTER INC.
                   CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)
                                   6/30/98   12/31/97  6/30/97
    ASSETS
Cash                               $    127  $    178  $    79
Accounts Receivable,less
  allowances                         23,603    42,396   23,202
Inventories
  Finished Goods                     38,534    26,029   34,842
  Raw Matl.,WIP                       8,305     7,157    9,012
  LIFO/Inventory Valuation
   Reserve                             (855)   (1,360)  (3,777)
   Total Inventory                   45,984    31,826   40,077
Deferred Income Tax                       0         0    2,280
Prepaid Expenses                      2,346     2,145    2,423
Income Taxes Receivable               4,893     4,070    1,829
     Total Current Assets            76,953    80,615   69,890

Property, Plant and Equipment
  Land                                  928       928      928
  Buildings                          10,101     9,885    9,769
    Less:Accumulated Depreciation    (5,649)   (5,393)  (5,141)
  Machinery & Equipment              46,165    45,661   43,614
    Less:Accumulated Depreciation   (33,138)  (31,818) (30,543)
     Net Property, Plant &
     Equipment                       18,407    19,263   18,627

Goodwill, net of accumulated
  amortization                        3,209     3,265    3,322
Other Assets                          3,138     3,148    1,875
                                   $101,707  $106,291  $93,714

   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current Installments of
   Long-Term Debt                  $  2,077  $  2,104  $ 2,124
  Accounts Payable                    7,156     4,383    8,410
  Accrued Expenses                   11,913    12,936   11,510
  Deferred Income Taxes               1,456     1,456        0
     Total Current Liabilities       22,602    20,879   22,044
Long Term Debt, Excl.
 Current Installments                38,447    42,597   32,782
Deferred Income Taxes                   801       801      579
Other Liabilities                       747       695      300
     Total Liabilities               62,597    64,972   55,705

Stockholders' Equity:
  Common Stock, $.10 par value          760       760      760
  Additional Paid-in Capital         25,340    25,344   25,340
  Retained Earnings                  13,680    15,878   12,437
  Accumulated Other
   Comprehensive Income                (429)     (375)    (240)
                                     39,351    41,607   38,297
  Treasury Stock                       (241)     (288)    (288)
     Total Stockholders' Equity      39,110    41,319   38,009
                                   $101,707  $106,291  $93,714

                         TOASTMASTER INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                                         SIX MONTHS ENDED JUNE 30
                                           1998            1997
Cash flows from operating activities:
  Net loss                              $ (1,894)      $ (1,853)

Adjustments to reconcile net loss
to net cash from operating activities:
  Depreciation and amortization            1,947          1,868
  Gain on sale of prop., plant and equip.    (16)             0
  Restructuring charge                         0            123
  Accounts receivable                     18,793         19,502
  Inventories                            (14,158)        (5,600)
  Prepaid expenses & other current
    assets                                  (201)        (1,629)
  Other assets                                 8           (134)
  Accounts payable                         2,773          4,655
  Accrued liabilities                       (971)        (1,790)
  Income taxes                              (823)        (1,061)
                                           7,352         15,934
    Net cash flows provided by
      operating activities                 5,458         14,081

Cash flows used in investing activities:
   Additions to property, plant
   and equipment                          (1,103)        (1,946)
  Proceeds from sale of prop.,
   plant and equip.                           85              0

    Net cash flows used in investing
     activities                           (1,018)        (1,946)

Cash flows from financing activities:
  Proceeds from revolving credit
    agreement                             71,454         60,414
  Repayments of revolving credit
    agreement                            (74,565)       (71,184)
  Dividends paid                            (302)          (301)
  Repayment of long-term debt             (1,065)        (1,081)
  Stock options exercised                     41              0

     Net cash flows used in
      financing activities                (4,437)       (12,152)

Foreign currency translation adjustment      (54)            (1)

     Net increase (decrease) in cash         (51)           (18)

Cash at beginning of period                  178             97

Cash at end of period                   $    127       $     79

Cash paid during the period for:
   Interest                             $  1,806       $  1,871

   Income taxes                         $      0       $      0

TOASTMASTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying financial statements as of June 30, 1998 and June 30, 1997 and for the quarter and the six months then ended are unaudited. The balance sheet as of December 31, 1997 has been derived from the audited balance sheet as of that date. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

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

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adjustments that were previously made through stockholders' equity for the minimum pension liability and foreign currency adjustments will now be disclosed as other comprehensive income. For the quarter ended June 30, 1998, other comprehensive loss was $31 thousand and the total comprehensive loss was $1.043 million. For the quarter ended June 30, 1997, other comprehensive loss was $1 thousand and the total comprehensive loss was $713 thousand. For the six months ended June 30, 1998, other comprehensive loss was $54 thousand and the total comprehensive loss was $1.9 million. For the six months ended June 30, 1997, other comprehensive loss was $1 thousand and the total comprehensive loss was $1.9 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD," "WILL BE," "INTENDED," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

RESULTS OF OPERATIONS

Net sales increased 5.8% to $29.4 million for the quarter ended
June 30, 1998 from $27.8 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, net sales increased 1.8% to $55.1 million from $54.1 million for the comparable period in 1997.

Kitchen appliance revenues were $23.1 million for the second quarter of 1998, an increase of 3.6% from $22.3 million for the same period in 1997. Revenues from kitchen appliances for the six months ended June 30, 1998 increased 1.9% to $43.2 million from $42.4 million for the six months ended June 30, 1997. Decreases in breadmaker and toaster sales in both the second quarter and the six months were offset by strong sales of griddles, irons and other appliances.

Time products revenues were $7.6 million for the quarter ended June 30, 1998, an increase of 22.6% from $6.2 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, revenues from time products were $14.5 million, an increase of 8.2% from $13.4 million for the same period in 1997. The increase in both periods was primarily from increased sales of clocks with the Timex and Indiglo brand names.

Environmental products revenues were minimal, compared to $500 thousand and $900 thousand for the quarter and six months ended
June 30, 1997, respectively.

Revenues from the five largest customers for the second quarter of 1998 represented approximately 45.1% of revenues. The five largest customers accounted for 48.9% of revenues for the second quarter of 1997. For the six months ended June 30, 1998, revenues from the five largest customers were 46.2%. The five largest customers accounted for 46.4% of revenues for the six months ended June 30, 1997.

Gross profit was $4.3 million, 14.6% of net sales, for the quarter ended June 30, 1998, a decrease from $5 million, or 18% of net sales, for the comparable period in 1997. Gross profit also decreased for the six months ended June 30, 1998 to $8.6 million, or 15.6% of net sales, from $9.1 million, or 16.8% of net sales, for the same period in 1997. The decrease as a percentage of net sales was primarily due to the product mix sold and increased health care and workers' compensation costs.

Selling, general and administrative expenses for the quarter ended June 30, 1998 decreased to $4.9 million compared to $5.6 million for the second quarter of 1997. For the six months ended June 30, 1998, selling, general and administrative expenses were $9.9 million, a decrease from $10.6 million for the same period in 1997. Cost controls initiated earlier in the year contributed to the reduction in expense. Interest income of $343 thousand in the second quarter of 1997 was from an expected income tax refund from prior years. Interest expense was up slightly at $908 thousand for the quarter ended June 30, 1998 from $868 thousand for the same period in 1997. Interest expense for the six months ended June 30, 1998 was unchanged at $1.7 million as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows provided by operating activities for the six months ended June 30, 1998 were $5.5 million. Since December 31, 1997, there was a reduction in accounts receivable of $18.8 million, an increase in inventory of $14.2 million and an increase in accounts payable of $2.8 million as a result of normal seasonal patterns.

Cash flows used for additions to property, plant and equipment of $1.1 million include the cost of new equipment and tooling for new and existing products. Net cash flows used in financing activities were $4.4 million for the six months ended June 30, 1998, and were primarily from repayments under the revolving credit agreement.

At June 30, 1998, amounts outstanding under the revolving credit agreement were $32.2 million. The Company could borrow an additional $7.8 million under the terms of the revolving credit
agreement at June 30, 1998.   Other long-term debt was $8.3
million, including the current portion of $2.1 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 1997 Annual Report to shareholders, which note is incorporated herein by reference.

Principal payments on the long-term debt are expected to be funded from internally generated cash flows and future borrowings. The revolving credit agreement expires in November
2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company has transactions denominated in foreign currencies as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report. At June 30, 1998, accounts receivable included $834 thousand denominated in Canadian dollars and $1.1 million denominated in Mexican pesos. The Company does not purchase or sell foreign currency futures or forwards.

PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of Toastmaster Inc.
was held on May 12,
1998.  The following items were submitted to a vote:

     Item 1. Edward J. Williams and James L. Hesburgh were elected as Class I directors. Class III directors (Robert H. Deming and Daniel J. Stubler) and Class II directors (John E. Thompson and S B. Rymer) continue to serve on the Board until the annual meeting of stockholders in 2000 and 1999, respectively. The vote with respect to the election of directors was as follows:

                         Mr. Williams             Mr.Hesburgh

AFFIRMATIVE VOTES        6,941,553                6,942,863

WITHHELD AUTHORITY          23,923                   22,613

     Item 2.  The selection of KPMG Peat Marwick LLP as the
Company's independent auditors for the year ending December 31, 1998 was approved. The vote was as follows:

               AFFIRMATIVE VOTES             6,952,194

               NEGATIVE VOTES                    4,223

               ABSTENTIONS                       9,059

A total of 6,965,476 shares were voted. No broker non-votes were received.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
June 30, 1998.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                          TOASTMASTER INC.

August 7, 1998                BY:  /s/ John E. Thompson
                                    John E. Thompson
                                    Executive Vice President
                                    Chief Financial Officer

                              Signing on behalf of the registrant
                              And as principal financial officer