Form 10-Q
period 1998-09-30
TOASTMASTER INC
filed 1998-11-12
CIK 818268

_________________________________________________________________________

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1998

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______.

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

AT OCTOBER 31, 1998, THERE WERE 7,551,950 SHARES OF
THE REGISTRANT'S COMMON STOCK OUTSTANDING.

_________________________________________________________________________


                         TOASTMASTER INC.
                              INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF OPERATIONS -
                QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997   3
                  AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                  AND 1997

             CONSOLIDATED BALANCE SHEETS -
                SEPTEMBER 30, 1998 AND 1997 AND
                DECEMBER 31, 1997                            4

             CONSOLIDATED STATEMENTS OF CASH FLOWS -
                NINE MONTHS ENDED SEPTEMBER 30, 1998
                AND 1997                                     5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                   7-10

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                            10

PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K          10

SIGNATURE                                                    11

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                     TOASTMASTER INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     QUARTER ENDED SEPT 30              NINE MONTHS ENDED SEPT 30
                                                      1998           1997                 1998               1997
Net Sales                                         $  37,855      $  44,209            $  92,923          $  98,281
Cost of Sales                                        33,604         35,570               80,094             80,539
  Gross Profit                                        4,251          8,639               12,829             17,742

Selling, General and
Admin. Expenses                                       5,567          5,472               15,430             16,101
  Operating Income (Loss)                            (1,316)         3,167               (2,601)             1,641

Other Income - Interest                                   0              0                    0                343
Other Expense - Interest                              1,059          1,044                2,821              2,775
    Income (Loss) Before Income Taxes                (2,375)         2,123               (5,422)              (791)

Income Tax Expense (Benefit)                           (752)           713               (1,905)              (348)
     Net Income (Loss)                  $            (1,623) $       1,410   $           (3,517)    $         (443)

Basic Earnings(Loss) per Common Share   $            (0.21)       $            0.19       $            (0.47) $            (0.06)
Diluted Earnings(Loss) per
  Common Share                          $            (0.21)       $            0.19       $            (0.46) $            (0.06)

Weighted Average Shares Used in Computation:
    Basic Earnings per Common Share                  7,552            7,538               7,547               7,538
    Diluted Earnings per Common Share                7,592            7,550               7,588               7,542

SEE ACCOMPANYING NOTES

                                     TOASTMASTER INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)
                                                  9/30/98              12/31/97           9/30/97
    ASSETS
Cash                                           $      356           $       178        $       112
Accounts Receivable,less allowances                34,903                42,396             40,150
Inventories
  Finished Goods                                   38,677                26,029             34,838
  Raw Matl.,WIP                                     8,225                 7,157             10,462
  LIFO/Inventory Valuation Reserve                   (792)               (1,360)            (3,065)
   Total Inventory                                 46,110                31,826             42,235
Deferred Income Tax                                     0                     0              2,280
Prepaid Expenses                                    2,077                 2,145              3,221
Income Taxes Receivable                             5,645                 4,070              1,116
   Total Current Assets                            89,091                80,615             89,114

Property, Plant and Equipment
  Land                                                928                   928                928
  Buildings                                        10,602                 9,885              9,833
    Less:Accumulated Depreciation                  (5,781)               (5,393)            (5,267)
  Machinery & Equipment                            39,759                45,661             45,002
    Less:Accumulated Depreciation                 (28,433)              (31,818)           (31,266)
     Net Property, Plant & Equipment               17,075                19,263             19,230

Goodwill, net of accumulated
  amortization                                      3,181                 3,265              3,294
Other Assets                                        3,129                 3,148              1,861
                                               $  112,476            $  106,291        $   113,499

   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current Installments of
    Long-Term Debt                             $    2,054            $    2,104        $     2,117
  Accounts Payable                                  7,812                 4,383              8,724
  Accrued Expenses                                 12,138                12,936             13,392
  Deferred Income Taxes                             1,456                 1,456                  0
    Total Current Liabilities                      23,460                20,879             24,233
Long Term Debt, Excl. Current
  Installments                                     50,135                42,597             49,090
Deferred Income Taxes                                 801                   801                579
Other Liabilities                                     805                   695                325
     Total Liabilities                             75,201                64,972             74,227

Stockholders' Equity:
  Common Stock, $.10 par value                        760                   760                760
  Additional Paid-in Capital                       25,340                25,344             25,340
  Retained Earnings                                11,905                15,878             13,696
  Accumulated Other Comprehensive
    Income                                           (492)                 (375)              (236)
                                                   37,513                41,607             39,560
  Treasury Stock                                     (238)                 (288)              (288)
     Total Stockholders' Equity                    37,275                41,319             39,272
                                               $  112,476            $   106,291       $   113,499

SEE ACCOMPANYING NOTES

                                     TOASTMASTER INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                                                   NINE MONTHS ENDED SEPT 30
                                                                 1998                      1997
Cash flows from operating activities:
  Net loss                                                   $ (3,517)                 $  (443)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                            2,911                    2,814
        Loss on sale of prop., plant and equip.                     26                        0
        Restructuring charge                                         0                      123
        Accounts receivable                                      7,493                    2,554
        Inventories                                            (14,284)                  (7,758)
        Prepaid expenses & other current assets                     68                   (1,311)
        Other assets                                                15                     (166)
        Accounts payable                                         3,429                    4,972
        Accrued liabilities                                       (688)                  (1,000)
        Income taxes                                            (1,575)                    (348)
                                                                -------                  -------
                                                                (2,605)                    (120)
        Net cash flows used in                                  -------                  -------
        operating activities                                    (6,122)                    (563)

Cash flows from investing activities:
   Additions to property,plant and equipment                    (1,349)                  (3,423)
   Proceeds from sale of prop.,plant and equip.                    688                        0

        Net cash flows used in investing activities               (661)                  (3,423)

Cash flows from financing activities:
   Proceeds from revolving credit agreement                    111,128                  106,005
   Repayments of revolving credit agreement                   (102,044)                 (99,946)
   Stock options exercised                                          43                        0
   Dividends paid                                                 (453)                    (453)
   Repayment of long-term debt                                  (1,596)                  (1,608)

          Net cash flows provided by
          financing activities                                   7,078                    3,998

Foreign currency translation adjustment                           (117)                       3

          Net increase in cash                                     178                       15

Cash at beginning of period                                        178                       97

Cash at end of period                                        $     356                 $    112

Cash paid during the period for:
   Interest                                                  $   2,736                 $  2,699

   Income taxes                                              $       0                 $      0

SEE ACCOMPANYING NOTES

                         TOASTMASTER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying financial statements as of September 30, 1998 and September 30, 1997 and for the quarter and the nine months then ended are unaudited. The balance sheet as of December 31, 1997 has been derived from the audited balance sheet as of that date. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

2. The loan and security agreement between the Company and Fleet Capital Corporation, as described in note 3 in the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders, was amended as of March 11, 1998. The amendment reduced by .5% the interest rate under the London Interbank Offering Rate(LIBOR) option for borrowings under the revolving credit and term loan provisions of the agreement. The Company was not in compliance with Sec. 9.3(C), Quarterly Pre-Tax Earnings, for the nine months ended September 30, 1998. A waiver has been obtained for this non-compliance as of September 30, 1998.

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adjustments that were previously made through stockholders' equity for the minimum pension liability and foreign currency adjustments will now be disclosed as other comprehensive income. For the quarter ended September 30, 1998, other comprehensive loss was $63 thousand and the total comprehensive loss was $1.686 million. For the quarter ended September 30, 1997, other comprehensive income was $4 thousand and the total comprehensive income was $1.414 million. For the nine months ended September 30, 1998, other comprehensive loss was $117 thousand and the total comprehensive loss was $3.634 million. For the nine months ended September 30, 1997, other comprehensive income was $3 thousand and the total comprehensive loss was $440 thousand.

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

RESULTS OF OPERATIONS

Net sales decreased 14.4% to $37.9 million for the quarter ended September 30, 1998 from $44.2 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, net sales decreased 5.5% to $92.9 million from $98.3 million for the comparable period in 1997.

The decline in sales in the third quarter and the nine months reflects several different factors, including: delays in shipping to meet orders received late in the quarter and the resulting difficulty of scheduling carriers; delays in orders from some of the Company's largest customers; temporary postponement of the introduction of the Company's Global DesignTM, Porsche and OperaTM product lines being imported from Europe to ensure UL compliance; delays in production on certain products from Asian suppliers; and difficulty in obtaining an adequate number of shipping containers at Asian ports to get product to the U.S. in a timely manner.

Kitchen appliance revenues were $31.6 million for the third quarter of 1998, a decrease of 11% from $35.5 million for the same period in 1997. Revenues from kitchen appliances for the nine months ended September 30, 1998 decreased 4% to $74.8 million from $77.9 million for the nine months ended September 30, 1997. A decline in breadmaker, toaster and countertop oven revenues in both the third quarter and the nine months was primarily responsible for this decrease.

Time products revenues were $8.5 million for the quarter ended September 30, 1998, a decrease of 17.5% from $10.3 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, revenues from time products were $23 million, a decrease of 3% from $23.7 million for the same period in 1997. The decrease in both periods was due to a decline in timer shipments.

Revenues from the discontinued environmental products were $58 thousand and $349 thousand for the quarter ended September 30, 1998 and 1997, respectively. Revenues for the nine months ended September 30, 1998 were $51 thousand compared to $1.3 million for the same period in 1997.

Revenues from the five largest customers for the third quarter of 1998 represented approximately 41.9% of revenues. The five largest customers accounted for 46.2% of revenues for the third quarter of 1997. For the nine months ended September 30, 1998, revenues from the five largest customers were 43.9%. The five largest customers accounted for 46.5% of revenues for the nine months ended September 30, 1997.

Gross profit was $4.3 million, 11.2% of net sales, for the quarter ended September 30, 1998, a decrease from $8.6 million, or 19.5% of net sales, for the comparable period in 1997. Gross profit also decreased for the nine months ended September 30, 1998 to $12.8 million, or 13.8% of net sales, from $17.7 million, or 18.1% of net sales, for the same period in 1997. The decrease as a percentage of net sales was primarily due to lower product margins, increased health care and workers' compensation costs and less absorption of overhead costs due to lower production.

Selling, general and administrative expenses for the quarter ended September 30, 1998 increased slightly to $5.6 million compared to $5.5 million for the third quarter of 1997. A decrease in selling and advertising expenses due to the lower sales levels was more than offset by the exchange rate loss from Mexico and Canada of $441 thousand for the quarter ended September 30, 1998, as compared to $19 thousand for the same period in 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses were $15.4 million, a decrease from $16.1 million for the same period in 1997. Cost controls initiated earlier in the year contributed to the reduction in expense. The decline in the value of the peso and the Canadian dollar negatively affected the nine months ended September 30, 1998 by $822 thousand compared to $73 thousand for the same period of 1997. Interest expense was up slightly at $1.059 million for the quarter ended September 30, 1998 from $1.044 million for the same period in 1997. Interest expense for the nine months ended September 30, 1998 increased slightly to $2.821 million as compared to $2.775 million for the same period in 1997.

The Company's Board of Directors decided not to authorize the declaration or payment of a cash dividend in the fourth quarter of 1998. No determination was made by the Board as to when or whether dividends would be declared in the future. The payment and amount of any future dividends will be determined by the Board of Directors, from time to time, after taking into account various factors such as the Company's financial condition, results of operations, and current and anticipated cash needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial working capital. The Company has used available cash flow from operations and borrowings under its revolving credit agreement to finance additional working capital, to retire long-term debt and to fund capital expenditures.

Net cash flows used by operating activities for the nine months ended September 30, 1998 were $6.1 million. Since December 31, 1997, there was a reduction in accounts receivable of $7.5 million, an increase in inventory of $14.3 million and an increase in accounts payable of $3.4 million as a result of seasonal patterns. The increase in inventory and the decrease in accounts receivable were impacted by the lower sales levels.

Cash flows used for additions to property, plant and equipment of $1.3 million include the cost of new equipment and tooling for new and existing products. Proceeds from the sale of property, plant and equipment were from the closure of the Boonville manufacturing facility. All equipment not relocated to other facilities was sold for approximately net book value. Net cash flows provided by financing activities were $7.1 million for the nine months ended September 30, 1998, and were primarily from additional borrowings under the revolving credit agreement.

At September 30, 1998, amounts outstanding under the revolving credit agreement were $44.4 million. The Company could borrow an additional $5.6 million under the terms of the revolving credit
agreement at September 30, 1998.   Other long-term debt was $7.8
million, including the current portion of $2.1 million. The terms of and collateral for the revolving credit agreement and long-term debt are described in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 1997 Annual Report to shareholders, which note is incorporated herein by reference.

Principal payments on the long-term debt are expected to be funded from internally generated cash flows and future borrowings. The revolving credit agreement expires in November
2001.

YEAR 2000 ISSUES

The Company has completed testing of all operation and financial information systems for Year 2000 compliance during the first nine months of 1998, with the exception of the human resources/payroll(HR/PR) system. The HR/PR software testing will be completed in the fourth quarter of 1998. The systems which were tested proved to be Year 2000 ready. The Company's EDI system has passed the National Retail Federation's "Year2000 Translator Test," a plan developed in conjunction with retailers and manufacturers to test EDI once rather than testing with each retailer. All existing workstations and network servers are scheduled to be replaced by the end of the first quarter of 1999 with Year 2000 compliant technology. Non-information technology systems, such as communication systems and manufacturing equipment are being updated or have no date implications. The
Company expects all systems to be Year 2000 compliant by mid-1999.

The Company realizes that problems could exist with third party suppliers who may not be Year 2000 compliant. Therefore, the Company has sent questionnaires to suppliers with whom there is a material relationship. To date, 70% of those polled have responded, with 33% claiming to be Year 2000 ready. The Company will follow-up with additional questionnaires in the first quarter of 1999. The Company has received and responded to 51 requests from its customers. The Company has not polled its customers.

To date the funds which have been spent on specific Year 2000 issues have not been material to the Company and based upon issues which have been identified to date, future costs associated with the matter are not expected to have a material impact on the business. While the Company is confident that the Year 2000 issues are manageable and will be dealt with in a timely fashion, this conclusion is forward looking and involves uncertainty and risks. The ultimate result may be impacted by a variety of factors such as, but not limited to, the failure to identify problems associated with non-IT systems which could materially impact the Company's ability to transact its business and problems associated with supplier or customer information systems which could have a similar impact. To date, the Company has not established a contingency plan for possible Year 2000 issues.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company has transactions denominated in foreign currencies as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report. At September 30, 1998, accounts receivable included $1.3 million denominated in Canadian dollars and $1.3 million denominated in Mexican pesos. The Company does not purchase or sell foreign currency futures or forwards.


PART II. OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
September 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                 TOASTMASTER INC.

November 11, 1998          BY:/s/ John E. Thompson
                              John E. Thompson
                              Executive Vice President
                              Chief Financial Officer

                              Signing on behalf of the registrant
                               And as principal financial officer